Form 10QSB
period 1996-09-30
CAPITAL SAVINGS BANCORP INC
filed 1996-11-14
CIK 912610

________________________________________________________________________________


                    U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549


                                   __________


                                  FORM 10-QSB

                   Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                                   __________


For the Quarterly Period Ended September 30, 1996   Commission File No. 0-22656

                          CAPITAL SAVINGS BANCORP, INC.
             (Exact name of registrant as specified in its charter)



                     Delaware                    43-1656529
       (State of Incorporation)      (I.R.S. Employer Identification No.)



               425 Madison
          Jefferson City, Missouri                                  65101
  (Address of principal executive offices)                       (Zip Code)


                    Registrant's telephone number: (573) 635-4151


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes__X__  No_____


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 938,000 at November 5, 1996.

Transitional Small Business Disclosure Format (check one):  _____; __X__

________________________________________________________________________________

                            CAPITAL SAVINGS BANCORP, INC.
                                      FORM 10-QSB



                                         Index


PART I.    FINANCIAL INFORMATION


Item 1    Financial Statements                                              PAGE

          Consolidated Statements of Financial Condition as of September 30,
          1996 (unaudited) and June 30, 1996. . . . . . . . . . . . . . . . .  2

          Consolidated Statements of Operations for the Three Months
          ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . .  3

          Consolidated Statements of Cash Flows for the Three Months
          ended September 30, 1996 and 1995 (unaudited) . . . . . . . . . . .  4

          Notes to Consolidated Financial Statements (unaudited) . . . . . . . 6

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations . . . . . . . . . . . . . . . . . . . . .  8



PART II.   OTHER INFORMATION

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 2    Changes in Securities . . . . . . . . . . . . . . . .  . . . . . .  12

Item 3    Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . 12

Item 4    Submission of Matters to a Vote of Security Holders . . . . . . . . 12

Item 5    Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 12

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  13

Signature Page. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 15

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                           September 30,       June 30,
                                                               1996              1996
ASSETS                                                      (unaudited)
Cash and due from depository institutions (including       $  3,947,394     $  2,973,489
  interest-earning deposits totaling $1,047,813 at
  September 30, 1996 and $220,079 at June 30, 1996)
Securities available-for-sale                                29,553,254       30,306,297
Securities held-to-maturity (approximate fair values of
  $14,799,500 at September 30, 1996 and
  $11,876,019 at June 30, 1996)                              14,777,387       11,979,383
Stock in Federal Home Loan Bank                               2,650,000        2,100,000
Loans receivable, net                                       176,006,647      166,623,231
Accrued interest receivable                                   1,585,592        1,401,109
Real estate owned                                                78,078           31,554
Premises and equipment                                        2,076,239        1,990,741
Other assets                                                    570,346          547,931
                                                           _____________    _____________
Total Assets                                               $231,244,937     $217,953,735
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                   $154,435,948     $152,344,791
Borrowed funds                                               53,000,000       42,000,000
Advances from borrowers for taxes and insurance               1,598,430        1,420,059
Accrued expenses and other liabilities                        2,332,729        1,359,913
Income tax payable                                              353,765          348,046
                                                           _____________    _____________
Total liabilities                                           211,720,872      197,472,809

Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued
Common stock, $.01 par value; authorized
  5,200,000 shares, issued September 30, 1996,
  1,211,593; June 30, 1996, 1,211,593                            12,116           12,116
Additional paid-in capital                                   11,757,382       11,728,171
Retained earnings, restricted                                12,775,124       12,983,429
                                                           _____________    _____________
                                                             24,544,622       24,723,716
  Treasury Stock, at cost - 273,589 shares at
    September 30, 1996 and 224,410 shares at June 30, 1996   (4,490,693)      (3,550,170)
  Unearned compensation-Recognition and
    Retention Plan (RRP)                                        (23,220)         (31,110)
  Unearned compensation - Employee Stock
    Ownership Plan (ESOP)                                      (553,934)        (583,259)
  Unrealized gains(losses) on securities
    available-for-sale, net of effect of deferred taxes          47,290          (78,251)
                                                           _____________    _____________
      Total stockholders' equity                             19,524,065       20,480,926
                                                           _____________    _____________
      Total liabilities and stockholders' equity           $231,244,937     $217,953,735
                                                           =============    =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations  (Unaudited)
                                              Three Months Ended   Three Months Ended
                                              September 30, 1996   September 30, 1995
INTEREST INCOME:                              __________________   __________________
  Loans receivable                                    $3,169,650           $2,830,535
  Consumer and other loans                               299,669              237,168
  Investment securities held-to-maturity
    and securities available-for-sale                    322,883              136,316
  Mortgage-backed securities                             477,824              372,579
  Other interest-earning assets                           18,922               23,124
                                                   ______________        _____________
    Total Interest Income                              4,288,948            3,599,722
                                                   ______________        _____________
INTEREST EXPENSE:
  Deposits                                             1,831,013            1,724,164
  Borrowed funds                                         676,942              284,688
                                                   ______________        _____________
    Total Interest expense                             2,507,955            2,008,852
                                                   ______________        _____________
    Net Interest Income                                1,780,993            1,590,870
Provision for loan losses                                 30,000               30,000
                                                   ______________        _____________
    Net interest income after
    provision for loan losses                          1,750,993            1,560,870
                                                   ______________        _____________
NONINTEREST INCOME:
  Loan servicing fees                                     50,038               44,819
  Other                                                  185,621              120,921
  Income (loss) from real estate owned held-for-sale       1,163               (4,748)
                                                   ______________        _____________
    Total noninterest income                             236,822              160,992
                                                   ______________        _____________
NONINTEREST EXPENSE:
  Compensation and benefits                              565,263              502,712
  Occupancy and equipment                                151,551              120,485
  Federal insurance premiums                           1,045,895               83,910
  Other expense                                          423,155              290,477
                                                   ______________        _____________
    Total noninterest expense                          2,185,864              997,584
                                                   ______________        _____________
    Income before provision for income taxes            (198,049)             724,278
Provision for income taxes                               (73,271)             280,696
                                                   ______________        _____________
                 Net Income                            ($124,778)            $443,582
                                                   ==============        =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                      Three Months        Three Months
                                                          Ended               Ended
                                                     September 30,       September 30,
                                                          1996                1995
CASH FLOWS FROM OPERATING ACTIVITIES                 ______________      _____________
Net Income                                            ($   124,778)        $   443,582

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of deferred loan origination fees           (12,525)            (19,289)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale                 15,963             (30,243)
  Depreciation                                              84,000              61,500
  Provision for loan losses                                 30,000              30,000
  Loss(gain) on sale of real estate
    owned held for sale                                          0                (523)
  Compensation Expense-RRP                                   7,890              14,022
  Compensation Expense-ESOP                                 19,986              57,806
  Origination of loans receivable
    originated for sale to FHLMC                                 0          (3,760,875)
  Proceeds from loans receivable
    originated for sale to FHLMC                                 0           3,760,875
Cash provided (used) by:
  Other assets                                             (22,415)            (17,521)
  Accrued expenses and other liabilities                   972,816             181,561
  Income taxes payable                                       5,719             212,123
                                                       _____________       ____________
    Net cash provided by operating activities          $    976,656        $   933,018
                                                       _____________       ____________
CASH FLOWS FROM INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net                    ($ 9,573,863)       ($ 3,000,022)
Principal payments on mortgage-backed securities         1,503,595             843,406
Purchases of:
     Securities available-for-sale                      (1,326,000)         (1,462,162)
     Securities held-to-maturity                        (2,000,000)                  0
Proceeds from maturities of:
     Securities available for-sale                         500,000             982,349
     Securities held-to-maturity                                 0               2,858
Purchase of Federal Home Loan Bank stock                  (550,000)                  0
Decrease (increase) in certificates of
  deposit, net                                            (800,000)                  0
Proceeds from sale of real estate owned
  held for sale                                                  0              92,342
Cash outflows for premises and equipment                   (85,498)           (304,946)
                                                      _____________       _____________
Net cash provided (used) by investing activities      ($12,331,766)       ($ 2,846,175)
                                                      _____________       _____________



CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                     Three Months        Three Months
                                                        Ended               Ended
                                                     September 30,       September 30,
                                                         1996                1995
CASH FLOWS FROM FINANCING ACTIVITIES                 _____________       _____________
Net increase (decrease) in deposits                    $ 2,091,157         $   986,970
Net increase (decrease) in borrowed funds               11,000,000           2,000,000
Net increase (decrease) in advances
  from borrowers for taxes and insurance                   178,371             145,010
Acquisition of treasury stock                             (940,513)                  0
                                                       ____________        ___________
     Net cash provided (used) by
       financing activities                            $12,329,015         $ 3,131,980
                                                       ____________        ___________


     Net increase (decrease) in
       cash and cash equivalents                           973,905           1,218,823

Cash and cash equivalents at
  beginning of the period                                2,973,489           2,739,296
                                                       ____________        ___________
Cash and cash equivalents at
  end of the period                                    $ 3,947,394         $ 3,958,119
                                                       ============        ===========
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Cash paid during the period for:
    Interest                                           $ 1,828,920         $ 1,702,347
    Income taxes                                       $   148,892         $   242,129

  Non-cash transactions:
    Transfers from loans receivable to
      real estate owned held for sale                  $    40,049         $    71,120
    Transfers from real estate owned held
      for sale to loans receivable                     $         0         $         0

             CAPITAL SAVINGS BANCORP INC. AND SUBSIDIARY
        Notes to Consolidated Financial Statements (Unaudited)

(1)  BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended September 30, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three months ended September 30, 1996. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  BENEFIT PLANS

The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At September 30, 1996, the remaining balance of the ESOP loan was $586,500 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

The Company has established a Recognition and Retention Plan ("RRP") which may award up to 46,920 shares of Company common stock to officers, directors and other employees of the Company and the Bank. On December 28, 1993, 38,589 shares of common stock were awarded pursuant to the RRP. All shares were awarded to directors and officers of the Company and the Bank, and vest at a rate of 20% per calendar year. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period.

The unamortized cost is reflected as a reduction of stockholders' equity.

The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. The maximum option term cannot exceed ten years. Two-thirds of the options awarded have vested, with the remaining balance to vest on December 28, 1996.

(3)  EARNINGS PER SHARE

Earnings per share of common stock have been determined by dividing net income for the three month period ended September 30, 1996 by the weighted average number of shares of common stock and common stock equivalents outstanding. Effective July 1, 1994 the Company adopted Statement of Position ("SOP") 93-6, which requires recognition of expense based upon ESOP shares committed to be released and the exclusion of unallocated ESOP shares from earnings per share computations. Under SOP 93-6, the number of shares considered outstanding for earnings per share purposes in periods prior to July 1, 1994, that are no longer considered outstanding at September 30, 1996, totalled 54,529 shares. The granted stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations.

(4)  STOCK REPURCHASE PROGRAM

As of September 30, 1996 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs. During the quarter-ended September 30, 1996, the Company completed its fifth stock repurchase. During the period, the Company repurchased 49,179 shares at an average price of $19.12.

(5)  COMMITMENTS AND CONTINGENCIES

Commitments to originate mortgage loans of $2.1 million (of which $1.1 million were adjustable-rate commitments) at September 30, 1996 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1996, the Company did not have any commitments to purchase mortgage-backed securities.

The Company also offers home equity lines of credit to its customers. At September 30, 1996 the outstanding lines of credit available totalled $4.0 million.

(6)  RECLASSIFICATION

None.

(7)  SUBSEQUENT EVENTS

The Company has declared a cash dividend of 12 cents per share for the quarter ended September 30, 1996. The cash dividend is payable to stockholders of record as of November 8, 1996, payable on November 22, 1996. The Company also declared a two-for-one stock dividend to stockholders of record as of November 8, 1996, payable on November 22, 1996.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL
The Bank is the Company's only operating subsidiary. Unless the context otherwise requires, all references to the Company includes the Bank and its subsidiary.

LIQUIDITY AND CAPITAL RESOURCES
Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At September 30, 1996, cash, cash due from banks and interest-earning deposits, totalled $3.9 million.

The Company's primary sources of funds are deposits, proceeds from maturing investment securities, and principal and interest payments on loans. While maturing investment securities and the repayment of loans are relatively predictable sources of funds, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. From time to time, funds are borrowed from the Federal Home Loan Bank of Des Moines ("FHLB") as an additional source of funds.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 5%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 6.90% at September 30, 1996. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The primary investment activity of the Company is the origination of mortgage loans. During the three months ended September 30, 1996 and 1995, the Company originated mortgage loans in the aggregate amount of $15.3 million and $13.1 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At September 30, 1996 the Company had outstanding loan commitments to originate $6.0 million of loans, including $4.0 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At September 30, 1996, certificates of deposits scheduled to mature in one year or less, totalled $84.0 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At September 30, 1996 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 7.54%, 7.54%, and 16.11%, respectively. These regulatory capital ratio requirements at September 30, 1996 were 1.5%, 3.0%, and 8.0%, respectively.

CHANGES IN FINANCIAL CONDITION
Total assets increased $13.3 million, or 6.1%, to $231.2 million at September 30, 1996 from $217.9 million at June 30, 1996. The growth was primarily attributed to increases in the loan and securities held-to-maturity portfolios. The Company's loan portfolio increased $9.4 million, or 5.6%, to $176.0 million at September 30, 1996 from $166.6 million at June 30, 1996, and the securities held-to-maturity portfolio increased $2.8 million, or 23.3%, to $14.8 million from $12.0 million for the same period. The asset increase was primarily funded with an increase in borrowed funds and a growth in deposits.

Total liabilities increased $14.2 million, or 7.2%, to $211.7 million at September 30, 1996 from $197.5 million at June 30, 1996. Deposits increased $2.1 million, or 1.4%, to $154.4 million at September 30, 1996 from $152.3 million at June 30, 1996. Borrowed funds increased $11.0 million, or 26.2%, during the same period to $53.0 million from $42.0 million, primarily to provide additional funds for loan originations, loan purchases, and purchases of securities. Accrued expenses and other liabilities also increased due to a special assessment of $959,000 payable by the Bank to recapitalize the Federal Deposit Insurance Corporation's ("FDIC") Savings Associations Insurance Fund ("SAIF").

The net loss for the quarter ended September 30, 1996, combined with the repurchase of the Company's common stock, the payment of dividends declared on common stock, and the positive adjustment of the net unrealized gain on securities resulted in a net decrease in stockholder's equity of $957,000, or 4.7%, to $19.5 million at June 30, 1996.

INTEREST RATE SENSITIVITY
The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations of the Bank and the Company by attempting to match the interest rate sensitivity of its assets and liabilities and by expanding its activities which are not directly dependent on interest rate spreads. The Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against changes in interest rates.

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's") to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 59% of the Bank's mortgage loan portfolio as of September 30, 1996, consisted of ARMs, including ARM loans secured by commercial real estate.

RESULTS OF OPERATIONS

GENERAL
The Company's results of operations depend primarily on the level of its net interest income and non-interest income and the level of its operating expenses.

Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company experienced a net loss of $125,000 for the three months ended September 30, 1996 compared to net income of $444,000 for the same period in 1995. The reduction in earnings was due to the payment of the one-time SAIF special assessment of $959,000 or $.63 per share, after tax. Net income, without the SAIF assessment, for the quarter ended September 30, 1996 was $467,000, an increase of $23,000 or 5.2% over the same period in 1995.

INTEREST INCOME

Interest income increased $689,000, or 19.1%, to $4.3 million for the three months ended September 30, 1996 from $3.6 million for the same period in 1995. The increase in interest income was due primarily to an increase in volume of loans and mortgage-backed securities. The weighted average yield on the loan portfolio for the quarter ended September 30, 1996 increased 9 basis points to 8.03% from 7.94% for the same period in 1995. The weighted average yield on the mortgage-backed securities portfolio for the quarter ended September 30, 1996 decreased 59 basis points to 6.82% from 7.41% for the same period in 1995.

INTEREST EXPENSE

Interest expense increased $499,000, or 24.9%, to $2.5 million for the three months ended September 30, 1996 from $2.0 million for the same period in 1995. The increase was due primarily to interest paid on FHLB advances and deposits of $392,000 and $107,000 respectively, as a result of an increase in the average level of borrowed funds and deposits from the last period. The weighted average rate paid on deposits increased 5 basis points to 4.74% for the quarter ended September 30, 1996 from 4.69% for the same period in 1995. The weighted average rate paid on borrowed funds decreased 43 basis points to 5.58% for the three months ended September 30, 1996 from 6.01% in the same period in 1995.

NET INTEREST INCOME

Net interest income for the quarter ended September 30, 1996 increased $190,000, or 12.2%, over the same period in 1995 due to an increase in assets, principally loans and mortgage-backed securities. The Bank's net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) decreased to 3.27% for the three months ended September 30, 1996 from 3.48% for the same period in 1995.

PROVISION FOR LOAN LOSSES

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 for both the quarters ended September 30, 1996 and 1995. At September 30, 1996 the Company's allowance for loan losses totaled $664,000, or
 .4% of net loans receivable and 140.4% of total non-performing assets.

Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because the Company's extremely low loan loss experience during its history, management also considers the loan loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing assets.

Management will continue to monitor the allowance for loan losses and make future additions to the allowance through the provision for loan losses as economic conditions and loan portfolio quality dictate. Although the Company maintains its allowance for loan losses at a level which it considers to be adequate to provide for losses, there can be no assurance that future losses will not exceed estimated amounts or that additional provisions for loan losses will not be required in future periods. In addition, the determination as to the amount of its allowance for loan losses is subject to review by the Bank's regulators, as part of their examination process, which may result in the establishment of an additional allowance based upon their judgment of the information available to them at the time of their examination.

NONINTEREST INCOME

Noninterest income, consisting primarily of loan servicing income and fee income from checking accounts increased by $76,000, or 47.2%, to $237,000 during the three months ended September 30, 1996. The increase was primarily attributed to an increase in other noninterest income consisting primarily of checking account fee income which increased $69,000 to $124,000 for the quarter ended September 30, 1996.

NONINTEREST EXPENSE

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and service bureau charges. Noninterest expense was $2.2 million for the three months ended September 30, 1996, including the non-recurring SAIF assessment of $959,000. Noninterest expense without the SAIF assessment was $1.2 million for the three months ended September 30, 1996, compared to $998,000 for the same period in 1995, an increase of $229,000 or 23.0%. The increase was mostly attributed to the increase in other expenses, which increased $133,000, or 45%, consisting primarily of expenses related to the Company's new, aggressive checking account program.

On September 30, 1996, federal legislation was enacted that requires the SAIF to be recapitalized with a one-time assessment on virtually all SAIF-insured institutions, such as the Bank, equal to 65.7 basis points on SAIF-insured deposits maintained by those institutions as of March 31, 1995. This SAIF assessment, which is to be paid to the FDIC by November 27, 1996, is approximately $959,000 and has been accrued by the Company at September 30, 1996. The Bank, after recording the SAIF assessment charge to earnings, still remains a well capitalized institution for regulatory capital purposes.

As a result of the SAIF recapitalization, the FDIC has proposed to amend its regulation concerning the insurance premiums payable by SAIF-insured institutions. Effective October 1, 1996 through December 31, 1996, the FDIC has proposed that the SAIF insurance premium for all SAIF-insured institutions that are required to pay the Financing Corporation ("FICO") obligation, such as the Bank, be reduced to a range of 18 to 27 basis points from 23 to 31 basis points per $100 of domestic deposits. The Bank currently qualifies for the minimum SAIF insurance premium of 23 basis points. The FDIC has also proposed to further reduce the SAIF insurance premium to a range of 0 to 27 basis points per $100 of domestic deposits, effective January 1, 1997. Management cannot predict whether or in what form the FDIC's final regualtion may be promulgated.

INCOME TAX

The provision for income taxes decreased $922,000 to ($198,000) for the three months ended September 30, 1996. The tax credit was due to the one-time SAIF assessment in the period.

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
                         Part II  --  Other Information

Item 1  Legal Proceedings
        Not applicable.

Item 2  Changes in Securities
        Not applicable.

Item 3  Default upon Senior Securities
        Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders
        Not applicable.

Item 5  Other Information
        None.

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

             Exhibit 11 - Statement re:  computation of per share earnings
             Exhibit 27 - Financial Data Schedule

        (b)  There were no reports filed on Form 8-K

                                   EXHIBIT 11

Statement re:  Computation of Per Share Earnings


                                                                    Three Months
                                                                        Ended
                                                                  September 30, 1996
                                                                  __________________
     1.  Net income                                               $       (124,778)
                                                                  ==================

     2.  Weighted average common shares outstanding*                       865,626

     3.  Common stock equivalents due to dilutive effect of:
           Recognition and Retention Plan                                   38,589

           Stock Options                                                    26,101
                                                                  __________________
     4.  Total weighted average common shares and
         equivalents outstanding for primary earnings
         per share computation                                             930,316
                                                                  ==================
     5.  Primary earnings per share*                              $           (0.13)
                                                                  ==================
     6.  Weighted average common shares and equivalents
         outstanding                                                        930,316

     7.  Additional dilutive shares using the higher of
         the end of the period market value versus average
         market value for the period utilizing the treasury
         stock method regarding stock options                                 4,093
                                                                  __________________
     8.  Total weighted average common shares and
         equivalents outstanding for fully diluted earnings
         per share computation                                              934,408
                                                                  ==================

     9.  Fully diluted earnings per share                         $           (0.13)
                                                                  ==================


* The weighted average common shares outstanding has been computed in accordance with SOP 93-6, which requires the exclusion of ESOP shares, totaling 54,529 at September 30, 1996 that have not been committed to be released, from earnings per share computations.

            CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                       CAPITAL SAVINGS BANCORP, INC.
                       _____________________________
                       (Registrant)




Date:  11/13/96        /s/ Larry Schepers
                       ____________________________________
                       Larry Schepers
                       President and Chief Executive Officer
                       (Duly Authorized Officer)




Date:  11/13/96        /s/ Arthur Wankum
                       ____________________________________
                       Arthur Wankum
                       Executive Vice President and Chief Financial Officer
                       (Principal Financial Officer)