Form 10QSB
period 1996-12-31
CAPITAL SAVINGS BANCORP INC
filed 1997-02-14
CIK 912610

================================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C.  20549

                                  ____________

                                   FORM 10-QSB

                    Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934

                                  ____________



For the Quarterly Period Ended December 31, 1996     Commission File No. 0-22656


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


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,891,800 at February 7, 1997.

Transitional Small Business Disclosure Format (check one):  Yes_____  No__X__


================================================================================

                             CAPITAL SAVINGS BANCORP, INC.
                                       FORM 10-QSB


                                          Index


Part I.  Financial Information

Item 1   Financial Statements                                               Page

         Consolidated Statements of Financial Condition as of December 31,

         1996 (unaudited) and June 30, 1996 . . . . . . . . . . . . . . . . . 2

         Consolidated Statements of Operations for the Three Months ended

         December 31, 1996 and 1995 and for the Six Months ended
         December 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . 3

         Consolidated Statements of Cash Flows for the Six Months ended
         December 31, 1996 and 1995 (unaudited) . . . . . . . . . . . . . . . 4

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

Item 3   Defaults upon Senior Securities . . . . . . . . . . . . . . . . . . 12

Item 4   Submission of Matters to a Vote of Security Holders . . . . . . . . 12

Item 5   Other Information . . . . . . . . . . . . . . . . . . . . . . . . . 12

Item 6   Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . 12

Signature Page . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 13

Exhibit 11 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 14

Exhibit 27 . . . . . . . . . . .. . . . . . . . . . . . . . . . . . . . . . .15

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                                         December 31,          June 30,
                                                                            1996                 1996
ASSETS                                                                   (unaudited)
Cash and due from depository institutions (including                    $  6,453,988          $  2,973,489
  interest-earning deposits totaling $3,768,045 at
  December 31, 1996 and $220,079 at June 30, 1996)
Securities available-for-sale                                             27,164,778            30,306,297
Securities held-to-maturity (approximate fair values of
  $10,028,300 at December 31, 1996 and
  $11,876,019 at June 30, 1996)                                            9,979,527            11,979,383
Stock in Federal Home Loan Bank                                            3,025,000             2,100,000
Loans receivable, net                                                    185,000,504           166,623,231
Accrued interest receivable                                                1,409,300             1,401,109
Real estate owned                                                             68,976                31,554
Premises and equipment                                                     2,162,155             1,990,741
Other assets                                                                 422,861               547,931
                                                                        _____________         _____________
Total Assets                                                            $235,687,089          $217,953,735
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                                $161,286,933          $152,344,791
Borrowed funds                                                            52,000,000            42,000,000
Advances from borrowers for taxes and insurance                              595,090             1,420,059
Accrued expenses and other liabilities                                     1,375,606             1,359,913
Income tax payable                                                           480,844               348,046
                                                                        _____________         _____________
  Total liabilities                                                      215,738,473           197,472,809

Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued                                       -                     -
Common stock, $.01 par value; authorized
  5,200,000 shares, issued December 31, 1996,
  2,149,589; June 30, 1996, 1,211,589                                         12,116                12,116
Additional paid-in capital                                                11,797,337            11,728,171
Retained earnings, restricted                                             13,211,410            12,983,429
                                                                        _____________         _____________
                                                                          25,020,863            24,723,716

  Treasury stock, at cost - 257,789 shares at
     December 31, 1996 and 224,410 shares at June 30, 1996                (4,271,136)           (3,550,170)
  Unearned compensation-Recognition and
    Retention Plan (RRP)                                                    (227,682)              (31,110)
  Unearned compensation - Employee Stock
    Ownership Plan (ESOP)                                                   (522,729)             (583,259)
  Unrealized gains(losses) on securities available-for-sale,
    net of effect of deferred taxes                                          (50,700)              (78,251)
                                                                        _____________         _____________
      Total stockholders' equity                                          19,948,616            20,480,926
                                                                        _____________         _____________
      Total liabilities and stockholders' equity                        $235,687,089          $217,953,735
                                                                        =============         =============

See accompanying Notes to Consolidated Financial Statements (unaudited)
</FN)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
                                          Three Months    Three Months     Six Months      Six Months
                                              Ended           Ended          Ended           Ended
                                          December 31,    December 31,    December 31,    December 31,
                                              1996            1995            1996            1995
                                          ____________    ____________    ____________    ____________
INTEREST INCOME:
  Loans receivable                         $3,346,794      $2,922,962      $6,516,444      $5,753,497
  Consumer and other loans                    314,996         245,413         614,665         482,581
  Investment securities held-to-maturity
    and securities available-for-sale         306,275         122,221         629,158         258,537
  Mortgage-backed securities                  456,374         344,711         934,198         717,290
  Other interest-earning assets                20,852          35,738          39,774          58,862
                                          ____________    ____________    ____________    ____________
    Total Interest Income                   4,445,291       3,671,045       8,734,239       7,270,767
                                          ____________    ____________    ____________    ____________
INTEREST EXPENSE:
  Deposits                                  1,832,877       1,778,240       3,663,890       3,502,404
  Borrowed funds                              766,973         280,750       1,443,915         565,438
                                          ____________    ____________    ____________    ____________
    Total Interest expense                  2,599,850       2,058,990       5,107,805       4,067,842
                                          ____________    ____________    ____________    ____________
    Net Interest Income                     1,845,441       1,612,055       3,626,434       3,202,925
Provision for loan losses                      30,000          30,000          60,000          60,000
                                          ____________    ____________    ____________    ____________
    Net interest income after
    provision for loan losses               1,815,441       1,582,055       3,566,434       3,142,925
                                          ____________    ____________    ____________    ____________

NONINTEREST INCOME:
  Loan servicing fees                          49,446          47,699          99,484          92,518
  Other                                       227,764         148,512         413,385         269,433
  Income (loss) from real estate
    owned held-for-sale                        (3,258)         14,814          (2,095)         10,066
                                          ____________    ____________    ____________    ____________
    Total noninterest income                  273,952         211,025         510,774         372,017
                                          ____________    ____________    ____________    ____________

NONINTEREST EXPENSE:
  Compensation and benefits                   576,322         519,029       1,141,585       1,021,741
  Occupancy and equipment                     128,795         117,701         280,346         238,186
  Federal insurance premiums                   88,409          85,404       1,134,304         169,314
  Other expense                               421,689         301,332         844,844         591,809
                                          ____________    ____________    ____________    ____________

    Total noninterest expense               1,215,215       1,023,466       3,401,079       2,021,050
                                          ____________    ____________    ____________    ____________
    Income before provision for
      income taxes                            874,178         769,614         676,129       1,493,892

Provision for income taxes                    337,627         298,043         264,356         578,739
                                          ____________    ____________    ____________    ____________

Earnings per share                              $0.29           $0.24           $0.22           $0.46
                                          ============    ============    ============    ============

                 Net Income                $  536,551      $  471,571      $  411,773      $  915,153
                                          ============    ============    ============    ============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                              Six Months              Six Months
                                                                 Ended                   Ended
                                                             December 31,            December 31,
                                                                  1996                    1995
CASH FLOWS FROM OPERATING ACTIVITIES                        ______________          ______________
Net Income                                                    $   411,773             $   915,153

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of deferred loan origination fees                   (9,086)                (35,050)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale                        37,734                 (53,707)
  Depreciation                                                    149,563                 118,572
  Provision for loan losses                                        60,000                  60,000
  Loss(gain) on sale of real estate
    owned held for sale                                                 0                 (10,066)
  Compensation Expense-RRP                                         15,780                  28,044
  Compensation Expense-ESOP                                       139,190                 117,061
  Origination of loans receivable
    originated for sale to FHLMC                                        0              (7,913,950)
  Proceeds from loans receivable
    originated for sale to FHLMC                                        0               7,913,950
Cash provided (used) by:
  Other assets                                                    125,070                  66,644
  Accrued expenses and other liabilities                           15,693                 224,295
  Income taxes payable                                            132,798                 366,341
                                                             _____________           _____________
    Net cash provided by operating activities                 $ 1,078,515             $ 1,797,287
                                                             _____________            ____________
CASH FLOWS FROM INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net                           ($18,677,795)           ($ 4,222,633)
Principal payments on mortgage-backed securities                3,245,931               1,684,149
Purchases of:
     Securities available-for-sale                             (1,831,000)             (1,462,162)
     Securities held-to-maturity                               (2,000,000)                      0
Proceeds from maturities of:
     Securities available for-sale                              1,000,000               1,182,349
     Securities held-to-maturity                                4,000,000               1,001,916
Sales of securities available for sale                            584,602                       0
Purchase of Federal Home Loan Bank stock                         (925,000)                      0
Decrease (increase) in certificates of
  deposit, net                                                          0                       0
Proceeds from sale of real estate owned
  held for sale                                                         0                 107,204
Cash outflows for premises and equipment                         (171,414)               (268,654)
                                                             _____________           _____________
Net cash provided (used) by investing activities             ($14,774,676)           ($ 1,977,831)
                                                             _____________           _____________

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                              Six Months              Six Months
                                                                Ended                   Ended
                                                             December 31,            December 31,
                                                                 1996                    1995
                                                            ______________          ______________
CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                           $ 8,942,142             $ 2,436,754
Net increase (decrease) in borrowed funds                      10,000,000               2,500,000
Net increase (decrease) in advances
  from borrowers for taxes and insurance                         (824,969)               (826,384)
Acquisition of treasury stock                                    (940,513)                      0
                                                             _____________           _____________
     Net cash provided (used) by
        financing activities                                  $17,176,660             $ 4,110,370
                                                             _____________           _____________
     Net increase (decrease) in
       cash and cash equivalents                                3,480,499                3,929,826

Cash and cash equivalents at
  beginning of the period                                       2,973,489                2,739,296

Cash and cash equivalents at
  end of the period                                           $ 6,453,988              $ 6,669,122
                                                             =============            =============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Cash paid during the period for:
    Interest                                                  $ 4,403,700              $ 3,386,770
    Income taxes                                              $   148,892              $   495,849

  Non-cash transactions:
    Transfers from loans receivable to
      real estate owned held for sale                         $    40,049              $    89,704

    Transfers from real estate owned held
      for sale to loans receivable                            $         0              $         0
/TABLE

                   CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
              Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended December 31, 1996 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three and six months ended December 31, 1996. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Benefit Plans

The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion, subsequently adjusted to reflect the 2-for-1 stock split in the form of 100% stock dividend completed on November 22, 1996. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At December 31, 1996, the remaining balance of the ESOP loan was $557,000 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

The Company has established a Recognition and Retention Plan ("RRP") which may award up to 46,920 shares of Company common stock to officers, directors and other employees of the Company and the Bank. On December 28, 1993, 38,589 shares of common stock were awarded pursuant to the RRP. All shares were awarded to directors and officers of the Company and the Bank, and vest at a rate of 20% per calendar year. The number of shares were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, an additional 15,800 shares of common stock were awarded to directors, officers and certain employees of the Company and the Bank, and also vest at a rate of 20% per calendar year beginning January 1, 1998. The aggregate purchase price of these shares will be amortized as compensation expense over the participants' vesting period.

The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. As of December 31, 1996, all options awarded December 28, 1993 have vested. The number of shares and the exercise price were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, options to purchase 47,300 shares of common stock were granted to directors, certain officers, and certain employees of the Company and the Bank at an exercise price of $13.44 per share. The maximum option term cannot exceed ten years.

(3)  Earnings Per Share

Earnings per share of common stock have been determined by dividing net income for the three and six month periods ended December 31, 1996 by the weighted average number of shares of common stock and common stock equivalents outstanding for those respective periods. Effective July 1, 1994 the Company adopted Statement of Position ("SOP") 93-6, which requires recognition of expense based upon ESOP shares committed to be released and the exclusion of unallocated ESOP shares from earnings per share computations. Under SOP 93-6, the number of shares considered outstanding for earnings per share purposes in periods prior to July 1, 1994, that are no longer considered outstanding at December 31, 1996, totalled 102,817 shares. The granted stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. All shares reflect the 2-for-1 stock split, effective in the form of a 100% stock dividend completed November 22, 1996.

(4)  Stock Repurchase Program

As of December 31, 1996 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs.

(5)  Commitments and Contingencies

Commitments to originate mortgage loans of $1.5 million (of which $1.1 million were adjustable-rate commitments) at December 31, 1996 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1996, the Company did not have any commitments to purchase mortgage-backed securities.

The Company also offers home equity lines of credit to its customers. At December 31, 1996 the outstanding lines of credit available totalled $3.9 million.

(6)  Reclassification

None.

(7)  Subsequent Events

The Company declared a cash dividend of 6.0 cents per share for the quarter ended December 31, 1996. The cash dividend was payable to stockholders of record as of January 31, 1997, and paid on February 11, 1997.

                        MANAGEMENT'S DISCUSSION AND ANALYSIS
                  OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Bank is the Company's only operating subsidiary. Unless the context otherwise requires, all references to the Company includes the Bank and its subsidiary.

Liquidity and Capital Resources

Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At December 31, 1996, cash, cash due from banks and interest-earning deposits, totalled $6.5 million.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 5%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 6.36% at December 31, 1996. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

The Company's primary source of funds are deposits, proceeds from maturing investment securities, and principal and interest payments on loans. While maturing investment securities and the repayment of loans are relatively predictable sources of funds, deposit flows and early loan prepayments are more influenced by interest rates, general economic conditions and competition. From time to time, funds are borrowed from the Federal Home Loan Bank of Des Moines ("FHLB") as an additional source of funds.

The primary investment activity of the Company is the origination of mortgage loans. During the three months ended December 31, 1996 and 1995, the Company originated mortgage loans in the aggregate amount of $9.6 million and $12.4 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase loans for investment and purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At December 31, 1996 the Company had outstanding loan commitments to originate $5.4 million of loans, including $3.9 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At December 31, 1996, certificates of deposits scheduled to mature in one year or less, totalled $88.7 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At December 31, 1996 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 7.65%, 7.65%, and 16.15%, respectively. These regulatory capital ratio requirements at December 31, 1996 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets increased $17.7 million, or 8.1%, to $235.7 million at December 31, 1996 from $218.0 million at June 30, 1996. The growth was primarily attributed to an increase in the Company's loan portfolio. Loans receivable increased $18.2 million, or 10.9%, to $184.8 million at December 31, 1996 from $166.6 million at June 30, 1996. The asset increase was primarily funded with an increase in borrowed funds and a growth in deposits.

Total liabilities increased $18.2 million, or 9.3%, to $215.7 million at December 31, 1996 from $197.5 million at June 30, 1996. Deposits increased $8.9 million, or 5.9%, to $161.2 million at December 31, 1996 from $152.3 million at June 30, 1996 due primarily to an $8.2 million increase in short-term deposits, including $4.8 million in public funds, during the period. Borrowed funds increased $10.0 million, or 23.8%, during the same period to $52.0 million from $42.0 million, primarily to provide additional funds for loan originations, loan purchases, and purchases of securities.

Stockholder's equity decreased $532,000, or 2.6%, to $19.9 million at December 31, 1996 from $20.5 million at June 30, 1996. The decrease was primarily a result of the repurchase of the Company's common stock completed in September offset by net income of $412,000 for the six months ended December 31, 1996.

Interest Rate Sensitivity

The Bank has employed various strategies intended to minimize the adverse effect of interest rate risk on future operations of the Bank and the Company by attempting to match the interest rate sensitivity of its assets and liabilities and by expanding its activities, such as checking account services, financial services and other noninterest income areas, which are not directly dependent on interest rate spreads. The Bank's strategies are intended to stabilize net interest income for the long-term by protecting its interest rate spread against changes in interest rates.

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's"), adjustable rate mortgage backed securities and consumer loans to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 61% of the Bank's mortgage loan and mortgage backed security portfolio as of December 31, 1996, consisted of ARMs and adjustable rate mortgage backed securities, and approximately 6.4% of the Bank's total loan portfolio consisted of consumer loans.

Results of Operations

General

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company's net income increased $65,000, or 13.8%, to $537,000 for the three months ended December 31, 1996 compared to net income of $472,000 for the same period in 1995. For the six months ended December 31, 1996, net income was $412,000 compared to $915,000 for the same period in 1995. The reduction in earnings for the six month period was due to the payment of the one-time SAIF special assessment of $592,000 or $.63 per share, after tax. Net income, without the SAIF assessment, for the six months ended December 31, 1996 was $1.0 million, an increase of $89,000 or 9.7% over the same period in 1995.

Interest Income

Interest income increased $774,000, or 21.1%, to $4.4 million for the three months and $1.5 million, or 20.1%, for the six months ended December 31, 1996 from $3.7 million and $7.3 million for the same periods in 1995, respectively. The increase in interest income was due primarily to an increase in volume of loans and investment securities. Interest income on loans receivable increased $424,000, or 14.5%, for the three months and $763,000, or 13.3%, for the six months ended December 31, 1996. This increase reflects an increase in loans receivable at December 31, 1996 which were approximately $29.0 million greater than at December 31, 1995. Interest from investment securities increased $184,000, or 150.6%, for the three months and $371,000, or 143.4%, for the six months ended December 31, 1996. The improvement was due to a $6.2 million increase in the Company's balance of investment securities to $14.1 million at December 31, 1996 from $7.9 million at December 31, 1995.

Interest Expense

Interest expense increased $541,000, or 26.3%, to $2.6 million for the three months and $1.0 million, or 25.6%, to $5.1 million for the six months ended December 31, 1996 from $2.1 million and $4.1 million for the same periods in 1995, respectively. The increases were due primarily to an increase in the average level of borrowed funds and deposits from the previous periods. The weighted average rate paid on deposits decreased 2 basis points to 4.74% for the three months and increased 3 basis points to 4.74% for the six months ended December 31, 1996. The weighted average rate paid on borrowed funds decreased 47 basis points to 5.54% for the three months and 47 basis points to 5.57% for the six months ended December 31, 1996.

Net Interest Income

Net interest income increased $233,000, or 14.5%, and $424,000, or 13.2%, for the three and six months ended December 31, 1996 compared to the same periods in 1995, respectively, due to an increase in assets, principally loans and mortgage-backed securities. The Bank's net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) decreased to 3.26% for the three months and to 3.28% for the six months ended December 31, 1996 from 3.46% and 3.47% for the same periods in 1995, respectively.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 and $60,000 for both the three and six months ended December 31, 1996 and 1995. At December 31, 1996 the Company's allowance for loan losses totaled $690,000, or .37% of the total loan portfolio and 119.2% of total non-performing assets.

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

Noninterest Income

Noninterest income, consisting primarily of loan servicing income and fee income from checking accounts increased by $63,000, or 29.8%, to $274,000 during the three months and $139,000, or 37.3%, to $511,000 during the six months ended December 31, 1996. The increases were primarily attributed to increases in other noninterest income consisting primarily of checking account fee income which increased $102,000 to $160,000 for the quarter and $172,000 to $285,000 for the six months ended December 31, 1996 from the same respective periods in 1995.

Noninterest Expense

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and service bureau charges. Noninterest expense was $1.2 million for the three months ended December 31, 1996 compared to $1.0 million for the same period in 1995, an increase of $192,000 or 18.7%. The increase was mostly attributed to the increases in compensation and benefits and other expenses. Compensation and benefits increased $57,000 , or 11.0%, and $120,000, or 11.7%, for the three and six months ended December 31, 1996, in connection with the increase of 7 full time equivalent employees. Other expenses, which increased $120,000, or 39.9%, and $253,000 or 42.8%, for the three and six months respectively, consist primarily of marketing expenses related to the Company's new, aggressive checking account program. Noninterest expense for the six months ended December 31, 1996 was $3.4 million, including the non-recurring SAIF assessment of $959,000. Noninterest expense without the SAIF assessment was $2.4 million for the six months ended December 31, 1996, compared to $2.0 million for the same period in 1995, an increase of $421,000 or 20.8%.

Income Tax

The provision for income taxes increased $40,000 for the three months ended December 31, 1996 over the same period in 1995 due to higher pre-tax income.
The provision for income taxes decreased $503,000 to $264,000 for the six months ended December 31, 1996 compared to the same period in 1995, due to lower pre-tax income relating primarily to the one-time SAIF assessment in the period.

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
                          Part II  --  Other Information

Item 1  Legal Proceedings
        Not applicable.

Item 2  Changes in Securities
        Not applicable.

Item 3  Default upon Senior Securities
        Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders

        (a) On October 24, 1996, Capital Savings Bancorp, Inc. held its Third Annual Meeting of Stockholders.

        (b) At the meeting, Frank A. Sloan and Arthur F. Wankum were elected for terms to expire in 1999.

             Directors Joseph E. Forck, Ralph J. Kalberloh, Larry V. Schepers and Wayne R. Walquist are continuing their respective term of office as directors of the Corporation.

        (c)  Stockholders voted on the following matters:

             (i)  The election of the following directors of the Corporation;

                   VOTES:               FOR              WITHHELD

               Arthur F. Wankum       832,516             17,025
               Frank A. Sloan         832,441             17,100


             (ii) The ratification of the appointment of Williams-Keepers as independent auditors of the Corporation for the fiscal year ending June 30, 1997.

                   VOTES:          FOR          AGAINST          ABSTAIN

                                 828,166         16,990           4,385

Item 5  Other Information
        None.

Item 6  Exhibits and Reports on Form 8-K

        (a)  Exhibits

                Exhibit 11 - Statement re:  computation of per share earnings

                Exhibit 27 - Financial Data Schedule

        (b) On October 31, 1996 a report was filed on Form 8-K of a press release dated October 25, 1996 describing the 2-for-1 stock split in the form of 100% stock dividend.

               CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                 Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                            CAPITAL SAVINGS BANCORP, INC.
                            ______________________________
                            (Registrant)




Date: February 14, 1997     /s/ Larry Schepers
                            ____________________________________________________

                            Larry Schepers
                            President and Chief Executive Officer
                            (Duly Authorized Officer)




Date: February 14, 1997     /s/ Arthur Wankum
                            ____________________________________________________
                            Arthur Wankum
                            Executive Vice President and Chief Financial Officer
                            (Principal Financial Officer)

                                          EXHIBIT 11


Statement re:  Computation of Per Share Earnings

                                                   Three Months     Six Months
                                                       Ended          Ended
                                                   Dec.31, 1996    Dec.31, 1996
                                                   ____________    ____________
1.  Net income                                     $    536,551    $    411,773
                                                   ============    ============
2.  Weighted average common shares outstanding*       1,689,832       1,710,542

3.  Common stock equivalents due to
    dilutive effect of:
     Recognition and Retention Plan                      92,978          92,978

     Stock Options                                       98,139          89,536

4.  Total weighted average common shares
    and equivalents outstanding for primary
    earnings per share computation                    1,880,949       1,893,056
                                                   ============    ============
5.  Primary earnings per share*                    $       0.29    $       0.22
                                                   ============    ============

6.  Weighted average common shares and
    equivalents outstanding                           1,880,949       1,880,949

7.  Additional dilutive shares using the
    higher of the end of the period market
    value versus average market value for
    the period utilizing the treasury stock
    method regarding stock options                        2,197          10,800

8.  Total weighted average common shares
    and equivalents outstanding for fully
    diluted earnings per share computation            1,883,146       1,903,856
                                                   ============    ============
9.  Fully diluted earnings per share               $       0.28    $       0.22
                                                   ============    ============

* The weighted average common shares outstanding has been computed in accordance with SOP 93-6, which requires the exclusion of ESOP shares, totaling 102,817 at December 31, 1996 that have not been committed to be released, from earnings per share computations. All shares above reflect the 2-for-1 stock split, effective in the form of a 100% stock dividend completed November 22, 1996.