Form 10QSB
period 1997-03-31
CAPITAL SAVINGS BANCORP INC
filed 1997-05-02
CIK 912610

===========================================================================


                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549




                                   FORM 10-QSB

                    Quarterly Report Under Section 13 or 15(d) of the Securities and Exchange Act of 1934





For the Quarterly Period Ended March 31, 1997  Commission File No. 0-22656



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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.   Yes__X__  No



The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,891,800 at May 1, 1997.

Transitional Small Business Disclosure Format (check one):  Yes   No__X__

===========================================================================

                          CAPITAL SAVINGS BANCORP, INC.
                                   FORM 10-QSB



                                      Index


Part I.    Financial Information


Item 1    Financial Statements                                       Page

          Consolidated Statements of Financial Condition as of
          March 31, 1997 (unaudited) and June 30, 1996 . . . . . .     2

          Consolidated Statements of Operations for the Three Months ended March 31, 1997 and 1996 and for the Nine Months
          ended March 31, 1997 and 1996 (unaudited) . . . . . . . .    3

          Consolidated Statements of Cash Flows for the Nine Months
          ended March 31, 1997 and 1996 (unaudited) . . . . . . . .    4

          Notes to Consolidated Financial Statements (unaudited). .    6

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations . . . . . . . . . . .    8



Part II.   Other Information

Item 1    Legal Proceedings . . . . . . . . . . . . . . . . . . . .   12

Item 2    Changes in Securities . . . . . . . . . . . . . . . . . .   12

Item 3    Defaults upon Senior Securities . . . . . . . . . . . . .   12

Item 4    Submission of Matters to a Vote of Security Holders . . .   12

Item 5    Other Information . . . . . . . . . . . . . . . . . . . .   12

Item 6    Exhibits and Reports on Form 8-K. . . . . . . . . . . . .   12

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   13

Exhibit 11. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   14

* Exhibit 27. . . . . . . . . . . . . . . . . . . . . . . . . . . .   15


* Submitted only with filing in electronic format.

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                               March 31,                June 30,
                                                                 1997                     1996
                                                              (unaudited)
ASSETS                                                       -------------           ------------

Cash and due from depository institutions (including         $  7,064,668            $  2,973,489
  interest-earning deposits totaling $3,902,066 at
  March 31, 1997 and $220,079 at June 30, 1996)
Securities available-for-sale                                  26,274,812              30,306,297
Securities held-to-maturity (approximate fair values of
  $9,880,700 at March 31, 1997 and
  $11,876,019 at June 30, 1996)                                 9,980,566              11,979,383
Stock in Federal Home Loan Bank                                 3,025,000               2,100,000
Loans receivable, net                                         187,453,122             166,623,231
Accrued interest receivable                                     1,539,433               1,401,109
Real estate owned                                                  65,368                  31,554
Premises and equipment                                          2,054,214               1,990,741
Other assets                                                      457,874                 547,931
                                                             -------------           -------------
Total Assets                                                 $237,915,057            $217,953,735
LIABILITIES AND STOCKHOLDERS' EQUITY
Deposits                                                     $169,240,601            $152,344,791
Borrowed funds                                                 45,000,000              42,000,000
Advances from borrowers for taxes and insurance                   986,681               1,420,059
Accrued expenses and other liabilities                          1,290,432               1,359,913
Income tax payable                                                790,370                 348,046
                                                             -------------           -------------
  Total liabilities                                           217,308,084             197,472,809

Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued                            -                       -
Common stock, $.01 par value; authorized
  5,200,000 shares, issued March 31, 1997,
  2,149,589; June 30, 1996, 1,211,589                              12,116                  12,116
Additional paid-in capital                                     11,851,505              11,728,171
Retained earnings, restricted                                  13,654,176              12,983,429
                                                               25,517,797              24,723,716
                                                             -------------           -------------
  Treasury stock, at cost - 257,789 shares at
     March 31, 1997 and 224,410 shares at June 30, 1996        (4,271,135)             (3,550,170)
  Unearned compensation-Recognition and
    Retention Plan (RRP)                                         (199,429)                (31,110)
  Unearned compensation - Employee Stock
    Ownership Plan (ESOP)                                        (492,106)               (583,259)
  Unrealized gains(losses) on securities available-for-sale,
    net of effect of deferred taxes                                51,846                 (78,251)
                                                             -------------           -------------
      Total stockholders' equity                               20,606,973              20,480,926

      Total liabilities and stockholders' equity             $237,915,057            $217,953,735
                                                             =============           =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations (Unaudited)
                                             Three Months       Three Months       Nine Months        Nine Months
                                                Ended              Ended              Ended              Ended
                                               March 31,          March 31,          March 31,          March 31,
                                                 1997               1996               1997               1996
                                             -------------      ------------       ------------       ------------
INTEREST INCOME:
  Loans receivable                            $3,416,230         $2,925,111         $9,932,674         $8,678,608
  Consumer and other loans                       316,161            256,259            930,826            738,840
  Investment securities held-to-maturity
    and securities available-for-sale            223,037             96,009            852,195            354,546
  Mortgage-backed securities                     439,133            398,670          1,373,331          1,115,960
  Other interest-earning assets                   38,651             48,301             78,425            107,163
                                             ------------       ------------       ------------       ------------
    Total Interest Income                      4,433,212          3,724,350         13,167,451         10,995,117
                                             ------------       ------------       ------------       ------------
INTEREST EXPENSE:
  Deposits                                     1,915,399          1,800,262          5,579,289          5,302,666
  Borrowed funds                                 662,529            305,478          2,106,444            870,916
                                             ------------       ------------       ------------       ------------
    Total Interest expense                     2,577,928          2,105,740          7,685,733          6,173,582

    Net Interest Income                        1,855,284          1,618,610          5,481,718          4,821,535
                                             ------------       ------------       ------------       ------------
Provision for loan losses                         30,000             30,000             90,000             90,000
                                             ------------       ------------       ------------       ------------
    Net interest income after
    provision for loan losses                  1,825,284          1,588,610          5,391,718          4,731,535
                                             ------------       ------------       ------------       ------------
NONINTEREST INCOME:
  Loan servicing fees                             48,189             47,435            147,673            139,953
  Other                                          295,420            152,579            708,805            422,012
  Income (loss) from real estate
    owned held-for-sale                           11,665                588              9,570             10,654
                                             ------------       ------------       ------------       ------------
    Total noninterest income                     355,274            200,602            866,048            572,619
                                             ------------       ------------       ------------       ------------
NONINTEREST EXPENSE:
  Compensation and benefits                      648,467            538,940          1,790,052          1,560,681
  Occupancy and equipment                        171,166            144,122            451,512            382,308
  Federal insurance premiums                       5,820             85,386          1,140,124            254,700
  Other expense                                  439,120            275,620          1,283,964            867,429
                                             ------------       ------------       ------------       ------------
    Total noninterest expense                  1,264,573          1,044,068          4,665,652          3,065,118
                                             ------------       ------------       ------------       ------------
    Income before provision for
      income taxes                               915,985            745,144          1,592,114          2,239,036

Provision for income taxes                       363,237            289,788            627,593            868,527
                                             ------------       ------------       ------------       ------------
                 Net Income                   $  552,748         $  455,356         $  964,521         $1,370,509
                                             ============       ============       ============       ============
Earnings per share                                 $0.29              $0.23              $0.51              $0.69
                                             ============       ============       ============       ============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
                                                                 Nine Months         Nine Months
                                                                    Ended               Ended
                                                                   March 31,           March 31,
                                                                     1997                1996
                                                                -------------       -------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income                                                       $   964,521         $ 1,370,509

Adjustments to reconcile net income to net cash
  provided by operating activities:
  Amortization of deferred loan origination fees                     (34,966)            (45,599)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale                           48,654             (66,606)
  Depreciation                                                       254,563             192,072
  Provision for loan losses                                           90,000              90,000
  Loss(gain) on sale of real estate
    owned held for sale                                                    0             (10,066)
  Compensation Expense-RRP                                            44,034              35,934
  Compensation Expense-ESOP                                          223,982             176,037
  Origination of loans receivable
    originated for sale to FHLMC                                           0         (11,573,102)
  Proceeds from loans receivable
    originated for sale to FHLMC                                           0          11,573,102
Cash provided (used) by:
  Other assets                                                        90,057             (49,311)
  Accrued expenses and other liabilities                             (69,481)            269,251
  Income taxes payable                                               442,324             320,840
                                                                --------------      --------------
    Net cash provided by operating activities                    $ 2,053,688         $ 2,283,061
                                                                --------------      --------------
CASH FLOWS FROM INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net                              ($21,646,407)       ($ 5,546,073)
Principal payments on mortgage-backed securities                   4,487,000           3,104,042
Purchases of:
     Securities available-for-sale                                (2,121,463)        (13,322,874)
     Securities held-to-maturity                                  (2,000,000)         (3,200,000)
Proceeds from maturities of:
     Securities available for-sale                                 1,000,000           4,382,349
     Securities held-to-maturity                                   4,000,000           1,001,916
Sales of securities available for sale                               784,915                   0
Purchase of Federal Home Loan Bank stock                            (925,000)                  0
Proceeds from sale of real estate owned
  held for sale                                                            0             107,204
Cash outflows for premises and equipment                             (63,473)           (410,795)
                                                                --------------      --------------
Net cash provided (used) by investing activities                 ($16,484,428)       ($13,884,231)
                                                                --------------      --------------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                                 Nine Months         Nine Months
                                                                    Ended               Ended
                                                                   March 31,           March 31,
                                                                     1997                1996
                                                                -------------       -------------

CASH FLOWS FROM FINANCING ACTIVITIES
Net increase (decrease) in deposits                              $16,895,810         $ 4,948,156
Net increase (decrease) in borrowed funds                          3,000,000           9,500,000
Net increase (decrease) in advances
  from borrowers for taxes and insurance                            (433,378)           (599,791)
Acquisition of treasury stock                                       (940,513)                  0
                                                                --------------      --------------
     Net cash provided (used) by
       financing activities                                      $18,521,919         $13,848,365
                                                                --------------      --------------
     Net increase (decrease) in
       cash and cash equivalents                                   4,091,179           2,247,195

Cash and cash equivalents at
  beginning of the period                                          2,973,489           2,739,296

Cash and cash equivalents at
  end of the period                                              $ 7,064,668         $ 4,986,491
                                                                ==============      ==============
SUPPLEMENTAL SCHEDULE OF NONCASH
  INVESTING AND FINANCING ACTIVITIES
  Cash paid during the periodfor:
    Interest                                                     $ 7,092,970         $ 5,235,688
    Income taxes                                                 $   268,892         $   779,569

  Non-cash transactions:
    Transfers from loans receivable to
      real estate owned held for sale                            $    40,049         $    89,704

    Transfers from real estate owned held
      for sale to loans receivable                               $         0         $         0

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(1)  Basis of Presentation

The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended March 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1997.

The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three and nine months ended March 31, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)  Benefit Plans

The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion, subsequently adjusted to reflect the 2-for-1 stock split in the form of 100% stock dividend completed on November 22, 1996. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At March 31, 1997, the remaining balance of the ESOP loan was $528,000 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. As of March 31, 1997, all options awarded December 28, 1993 have vested. The number of shares and the exercise price were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, options to purchase 47,300 shares of common stock were granted to directors, certain officers, and certain employees of the Company and the Bank at an exercise price of $13.44 per share. The maximum option term cannot exceed ten years.

(3)  Earnings Per Share

Earnings per share of common stock have been determined by dividing net income for the three and nine month periods ended March 31, 1997 by the weighted average number of shares of common stock and common stock equivalents outstanding for those respective periods. Effective July 1, 1994 the Company adopted Statement of Position ("SOP") 93-6, which requires recognition of expense based upon ESOP shares committed to be released and the exclusion of unallocated ESOP shares from earnings per share computations. Under SOP 93-6, the number of shares considered outstanding for earnings per share purposes in periods prior to July 1, 1994, that are no longer considered outstanding at March 31, 1997, totalled 96,693 shares. The granted stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. All shares reflect the 2-for-1 stock split, effective in the form of a 100% stock dividend completed November 22, 1996.

(4)  Stock Repurchase Program

As of March 31, 1997 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs.

(5)  Commitments and Contingencies

Commitments to originate mortgage loans of $2.7 million (of which $1.3 million were adjustable-rate commitments) at March 31, 1997 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1997, the Company did not have any commitments to purchase mortgage-backed securities.

The Company also offers home equity lines of credit to its customers. At March 31, 1997 the outstanding lines of credit available totalled $4.4 million.

(6)  Subsequent Events

The Company declared a cash dividend of 6.0 cents per share for the quarter ended March 31, 1997. The cash dividend is payable to stockholders of record as of May 5, 1997, and will be paid on May 15, 1997.

                  MANAGEMENT'S DISCUSSION AND ANALYSIS
           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Bank is the Company's only operating subsidiary. Unless the context otherwise requires, all references to the Company includes the Bank and its subsidiary.

Forward-Looking Statements

Except for the historical information contained herein, the matters discussed in this 10-QSB may be deemed to be forward-looking statements that involve risks and uncertainties, including changes in economic conditions in the Company's market area, changes in policies by regulatory agencies, fluctuations in interest rates, demand for loans in the Company's market area and competition. Actual strategies and results in future periods may differ materially from those currently expected. These forward-looking statements represent the Company's judgement as of the date of this report. The Company disclaims however, any intent or obligation to update these forward-looking statements.

Liquidity and Capital Resources

Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At March 31, 1997, cash, cash due from banks and interest-earning deposits, totalled $7.1 million.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 5%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 6.73% at March 31, 1997. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

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

The primary investment activity of the Company is the origination of mortgage loans. During the nine months ended March 31, 1997 and 1996, the Company originated mortgage loans in the aggregate amount of $30.0 million and $34.3 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase loans for investment and purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At March 31, 1997 the Company had outstanding loan commitments to originate $7.1 million of loans, including $4.4 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At March 31, 1997, certificates of deposits scheduled to mature in one year or less, totalled $94.0 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At March 31, 1997 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 7.85%, 7.85%, and 16.51%, respectively. These regulatory capital ratio requirements at March 31, 1997 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets increased $19.9 million, or 9.2%, to $237.9 million at March 31, 1997 from $218.0 million at June 30, 1996. The growth was primarily attributed to an increase in the Company's loan portfolio and interest-earning deposits, offset by a decrease in securities available for sale. Loans receivable increased $20.8 million, or 12.5%, to $187.4 million at March 31, 1997 from $166.6 million at June 30, 1996 and interest-earning deposits increased $3.7 million to $3.9 million at March 31, 1997 from $220,000 at June 30, 1996. Securities available-for-sale, consisting primarily of mortgage-backed securities, decreased $4.0 million from June 30, 1996 to March 31, 1997. The asset increase was primarily funded with an increase in borrowed funds and a growth in deposits.

Total liabilities increased $19.8 million, or 10.0%, to $217.3 million at March 31, 1997 from $197.5 million at June 30, 1996. Deposits increased $16.9 million, or 11.1%, to $169.2 million at March 31, 1997 from $152.3 million at June 30, 1996 due primarily to a $10.0 million increase in short-term deposits, including $4.7 million in public funds and a $5.1 million increase in Jumbo certificates of deposits, during the period. Borrowed funds increased $3.0 million, or 7.1%, during the same period to $45.0 million from $42.0 million, primarily to provide additional funds for loan originations, loan purchases, and purchases of securities.

Stockholder's equity increased $126,000, or .6%, to $20.6 million at March 31, 1997 from $20.5 million at June 30, 1996. The increase was primarily a result of net income of $965,000 for the nine months ended March 31, 1997 offset by the repurchase of the Company's common stock completed in September 1996.

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

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's"), adjustable rate mortgage backed securities and consumer loans to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 60% of the Bank's mortgage loan and mortgage backed security portfolio as of March 31, 1997, consisted of ARMs and adjustable rate mortgage backed securities, and approximately 6.6% of the Bank's total loan portfolio consisted of consumer loans.

Results of Operations General

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company's net income increased $97,000, or 21.4%, to $553,000 for the three months ended March 31, 1997 compared to net income of $455,000 for the same period in 1996. For the nine months ended March 31, 1997, net income decreased $406,000, or 29.6%, to $965,000 compared to $1.4 million for the same period in 1996. The reduction in net income for the nine month period was due to the payment of the one-time SAIF special assessment of $592,000 or $.63 per share, after tax. Net income, without the SAIF assessment, for the nine months ended March 31, 1997 was $1.6 million, an increase of $186,000 or 13.6% over the same period in 1996.

Interest Income

Interest income increased $709,000, or 19.0%, to $4.4 million for the three months and $2.2 million, or 19.8%, to $13.2 million for the nine months ended March 31, 1997 from $3.7 million and $11.0 million for the same periods in 1996, respectively. The increase in interest income was due primarily to an increase in volume of loans and investment securities. Interest income on loans receivable increased $551,000, or 17.3%, for the three months and $1.4 million, or 15.4%, for the nine months ended March 31, 1997. This increase reflects an increase in loans receivable at March 31, 1997 which were approximately $30.4 million greater than at March 31, 1996. Interest from investment securities increased $127,000, or 132.3%, for the three months and $498,000, or 140.4%, for the nine months ended March 31, 1997. The improvement was due to a $6.4 million increase in the Company's balance of investment securities, including stock in the FHLB, to $14.3 million at March 31, 1997 from $7.9 million at March 31, 1996.

Interest Expense

Interest expense increased $472,000, or 22.4%, to $2.6 million for the three months and $1.5 million, or 24.5%, to $7.7 million for the nine months ended March 31, 1997 from $2.1 million and $6.2 million for the same periods in 1996, respectively. The increases were due primarily to an increase in the average level of borrowed funds and deposits from the previous periods. The weighted average rate paid on deposits decreased 7 basis points to 4.75% for the three months and increased 1 basis point to 4.75% for the nine months ended March 31, 1997. The weighted average rate paid on borrowed funds decreased 23 basis points to 5.58% for the three months and 39 basis points to 5.57% for the nine months ended March 31, 1997.

Net Interest Income

Net interest income increased $237,000, or 14.6%, to $1.9 million for the three months and $660,000, or 13.7%, to $5.4 million for the nine months ended March 31, 1997 compared to the same periods in 1996, respectively, due to an increase in assets, principally loans. The Bank's net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) decreased to 3.23% for the three months and to 3.27% for the nine months ended March 31, 1997 from 3.37% and 3.43% for the same periods in 1996, respectively.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 and $90,000 for both the three and nine months ended March 31, 1997 and 1996. At March 31, 1997 the Company's allowance for loan losses totaled $720,000, or .38% of the total loan portfolio and 117.8% of total non-performing assets.

Management establishes an allowance for loan losses based on an analysis of risk factors in the loan portfolio. This analysis includes the evaluation of concentrations of credit, past loss experience, current economic conditions, amount and composition of the loan portfolio, estimated fair value of underlying collateral, loan commitments outstanding, delinquencies, and other factors. Because of the Company's extremely low loan loss experience during its history, management also considers the loan loss experience of similar portfolios in comparable lending markets. Accordingly, the calculation of the adequacy of the allowance for loan losses is not based solely on the level of non-performing assets.

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

Noninterest Income

Noninterest income, consisting primarily of loan servicing income and fee income from checking accounts increased by $155,000, or 77.1%, to $355,000 during the three months and $293,000, or 51.2%, to $511,000 during the nine months ended March 31, 1997. The increases were primarily attributed to increases in other noninterest income consisting primarily of checking account fee income which increased $105,000 to $163,000 for the quarter and $277,000 to $448,000 for the nine months ended March 31, 1997 from the same respective periods in 1996. Management intends to continue marketing of this program.

Noninterest Expense

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and service bureau charges. Noninterest expense totalled $1.2 million for the three months ended March 31, 1997 compared to $1.0 million for the same period in 1996, an increase of $221,000 or 21.1%. Noninterest expense for the nine months ended March 31, 1997 was $4.7 million, including the non-recurring SAIF assessment of $959,000. Noninterest expense without the SAIF assessment was $3.7 million for the nine months ended March 31, 1997, compared to $3.1 million for the same period in 1996, an increase of $642,000 or 20.9%. The increases were primarily attributable to the increases in compensation and benefits and other expenses. Compensation and benefits increased $110,000 , or 20.3%, and $229,000, or 14.7%, for the three and nine months ended March 31, 1997. This was primarily a result of the addition of 7 full time equivalent employees, which were added due to extended hours of operation and increased activity from the Company's new checking account program. Other expenses, which increased $164,000, or 59.3%, and $417,000 or 48.0%, for the three and nine months respectively, consisted primarily of marketing expenses related to the checking account program.

Income Tax

The provision for income taxes increased $73,000 for the three months ended March 31, 1997 over the same period in 1996 due to higher pre-tax income. The provision for income taxes decreased $241,000 to $628,000 for the nine months ended March 31, 1997 compared to the same period in 1996, due to lower pre-tax income relating primarily to the one-time SAIF assessment in the period.

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
                         Part II  --  Other Information



Item 1  Legal Proceedings
        Not applicable.

Item 2  Changes in Securities
        Not applicable.

Item 3  Default upon Senior Securities
        Not applicable.

Item 4  Submission of Matters to a Vote of Security Holders
        None.

Item 5  Other Information
        None.

Item 6  Exhibits and Reports on Form 8-K

     (a)  Exhibits

          Exhibit 11 - Statement re:  computation of per share earnings

          Exhibit 27 - Financial Data Schedule*

     (b)  There were no reports filed on Form 8-K.



     *Submitted only with filing in electronic format.

                 CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                              CAPITAL SAVINGS BANCORP, INC.
                              (Registrant)



                       ___________________________________________________
Date: May 2, 1997      /s/ Larry Schepers
                       Larry Schepers
                       President and Chief Executive Officer
                       (Duly Authorized Officer)



                       ____________________________________________________
Date: May 2, 1997      /s/ Arthur Wankum
                       Arthur Wankum
                       Executive Vice President and Chief Financial Officer
                       (Principal Financial Officer)

                                   EXHIBIT 11


Statement re:  Computation of Per Share Earnings

                                             Three Months    Nine Months
                                                Ended           Ended
                                            March 31, 1997   March 31, 1997
                                            --------------   --------------

1.  Net income                              $      552,748   $      964,521
                                            ==============   ==============

2.  Weighted average common shares               1,696,073        1,705,790
    outstanding*

3.  Common stock equivalents due to dilutive
    effect of:
      Recognition and Retention Plan                92,978           92,978

      Stock Options                                104,142           94,997

4.  Total weighted average common shares and
    equivalents outstanding for primary
    earnings per share computation               1,893,193        1,893,765
                                            ==============   ==============

5.  Primary earnings per share*             $        0.29    $         0.51
                                            ==============   ==============

6.  Weighted average common shares and
    equivalents outstanding                     1,893,193         1,893,765

7.  Additional dilutive shares using the
    higher of the end of the period market
    value versus average market value for
    the period utilizing the treasury stock
    method regarding stock options                      0             8,760

8.  Total weighted average common shares and
    equivalents outstanding for fully diluted
    earnings per share computation              1,883,193         1,902,525
                                            ==============   ==============

9.  Fully diluted earnings per share        $        0.29    $         0.51
                                            ==============   ==============

*The weighted average common shares outstanding has been computed in accordance with SOP 93-6, which requires the exclusion of ESOP shares, totaling 96,693 at March 31, 1997 that have not been committed to be released, from earnings per share computations. All shares above reflect the 2-for-1 stock split, effective in the form of a 100% stock dividend completed November 22, 1996.