Form 10KSB
period 1997-06-30
CAPITAL SAVINGS BANCORP INC
filed 1997-09-25
CIK 912610

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended June 30, 1997
                                       OR
[  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
        EXCHANGE ACT OF 1934
        For the transition period from ___________________ to _________________

                         Commission file number 0-22656

                          CAPITAL SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------
                 (Name of small business issuer in its charter)

        Delaware                                         43-1656529
--------------------------------------------------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
of incorporation or organization)

425 Madison Street, Jefferson City, Missouri                           65101
--------------------------------------------------------------------------------
(Address of principal executive offices)                              (Zip Code)

       Registrant's telephone number, including area code: (573) 635-4151
                                                           --------------

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      None
                                      ----

           Securities Registered Pursuant to Section 12(g) of the Act:

                     Common Stock, par value $0.01 per share
                     ---------------------------------------
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
YES [ X ]    NO [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State the issuer's revenues for its most recent fiscal year:   $19.0 million.

The aggregate market value of the voting stock held by non-affiliates of the registrant, computed by reference to the average of the closing price of such stock on the Nasdaq System as of September 12, 1997, was $27.3 million. (The exclusion from such amount of the market value of the shares owned by any person shall not be deemed an admission by the registrant that such person is an affiliate of the registrant.)

As of September 22, 1997, there were issued and outstanding 1,891,800 shares of the Registrant's Common Stock.


                       DOCUMENTS INCORPORATED BY REFERENCE

Parts II of Form 10-KSB - Annual Report to Stockholders for the fiscal year ended June 30, 1997.

Part  III  of  Form  10-KSB  -  Proxy  Statement  for  1997  Annual  Meeting  of
Stockholders.

Transitional Small Business Disclosure Format: YES ____; NO  X .

                                     PART I


Item 1.  Description of Business

         General. Capital Savings Bancorp, Inc., ("Capital Savings" or the "Company"), a Delaware corporation, was formed in September 1993 to act as the holding company for Capital Savings Bank, FSB (the "Bank") upon the completion of the Bank's conversion from the mutual to the stock form (the "Conversion"). The Company received approval from the Office of Thrift Supervision (the "OTS") to acquire all of the common stock of the Bank to be outstanding upon completion of the Conversion. The Conversion was completed on December 28, 1993. All references to Capital Savings or the Company, unless otherwise indicated, at or before December 28, 1993 refer to the Bank and its subsidiaries on a consolidated basis. The Company's Common Stock is traded on The Nasdaq Stock Market under the symbol "CAPS".

         At June 30, 1997, the Company had $242.5 million of assets and stockholders' equity of $21.3 million (or 8.8% of total assets).

         The Bank is a federally chartered stock savings bank headquartered in Jefferson City, Missouri. Its deposits are insured up to applicable limits by the Federal Deposit Insurance Corporation (the "FDIC") and are backed by the full faith and credit of the United States. The Bank, through its wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS"), offers mutual funds, annuities and brokerage services to its customers.

         The principal business of the Company consists of attracting retail deposits from the general public and investing those funds primarily in one- to four-family residential mortgage loans with an increasing emphasis on consumer loans, including automobile and home equity loans. The Company also has small amounts of commercial and multi-family real estate and residential construction loans. See "Lending Activities." The Company purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. See "Lending Activities - Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Company's revenues are derived primarily from interest on loans, mortgage-backed securities, investments, income from service charges and loan originations, loan servicing fee income and income from the sale of mutual funds, annuities and brokerage services.

         The Company offers a variety of deposit accounts having a wide range of interest rates and terms, which generally include savings, checking and money market checking accounts, and certificate accounts with varied terms. The Company only solicits deposits in its primary market area and does not accept brokered deposits.

         The executive offices of the Company are located at 425 Madison Street, Jefferson City, Missouri 65101, and its telephone number at that address is
(573) 635-4151.

Forward-Looking Statements

         When used in this Annual Report on Form 10-KSB or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", "believe" or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors--including regional and national economic conditions, changes in levels of market interest rates, credit risks of lending activities, and competitive and regulatory factors--could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

         The Company does not undertake--and specifically disclaims any obligation--to publicly release the result of any revisions which may be made to any forward-looking statements to reflect the occurrence of anticipated or unanticipated events or circumstances after the date of such statements.

Market Area

         Capital Savings' primary market area covers all or a portion of Boone, Callaway, Camden, Cole, Crawford, Franklin, Gasconade, Maries, Miller, Moniteau, Morgan, Osage, Phelps and Pulaski counties in central Missouri, which are serviced through its three full service offices in Jefferson City and five additional full service offices located in California, Eldon, Fulton, Owensville and Rolla, Missouri. The Company also maintains a limited service agency office in Morgan County, Missouri.

         The main office of the Company is in the Missouri state capital of Jefferson City located in Cole County. The Company's market area's primary economic  livelihood  is the  state  government,  which  is by far  the  largest employer in the region. There also is a significant concentration of state employees due to the presence of various campuses of the state university system. Other major employment segments in the region include light manufacturing, agriculture, and, in the southwestern edge of the Company's market, tourism due to the Lake of the Ozarks region.

         In June 1996, the Company opened a branch office in a supermarket located in Jefferson City, Missouri. The Bank opened its second supermarket branch office in Jefferson City during the Spring of 1997. Management believes that these supermarket branch offices are an effective way to service its customers due to their size, efficiency and convenient high traffic locations.

Lending Activities

         General. Capital Savings has been, and intends to continue to be, a community-oriented financial corporation offering a variety of financial services to meet the needs of the communities it serves. The Company attracts deposits from the general public and uses such deposits, together with borrowings and other funds, to originate primarily one- to four-family residential mortgage loans, consumer loans and residential construction loans, and to a much lesser extent multi-family and commercial real estate loans. These loans are originated predominantly in the Company's primary market area. The Company also purchases a limited amount of one- to four-family and commercial real estate loans and loan participations from other lenders generally to supplement loan production. At June 30, 1997, the Company's net loan portfolio totaled $190.2 million.

         The Company also purchases mortgage-backed securities and invests in U.S. Government and agency obligations and other permissible investments. See "- Originations, Purchases and Sales of Loans and Mortgage-Backed Securities."

         The Company primarily originates fixed- and adjustable rate, one- to four-family mortgage loans. The Company focuses on the origination of adjustable-rate mortgage ("ARM") loans and short-term consumer and other loans for retention in its portfolio. ARM and consumer loans are originated in order to increase the percentage of loans with more frequent repricing or shorter maturities, and in some cases higher yields, than fixed-rate, one- to four-family mortgage loans.

         While the Company's loan portfolio consists mainly of adjustable rate one- to four-family loans and short-term consumer loans, it also originates fixed-rate mortgage loans in response to customer demand. See "- Loan Portfolio Composition." The Company's general policy is to originate one- to four-family fixed-rate mortgages with terms up to 20 years for retention in its portfolio. Fixed-rate mortgage loans originated with terms in excess of 20 years may be either sold without recourse in the secondary market with servicing retained or retained in portfolio. Selling loans in the secondary market permits the Company to generate fee income and to reduce the Company's exposure to changes in interest rates. The Company originates loans for sale pursuant to cash sale commitments at rates agreed to by the Federal Home Loan Mortgage Corporation ("FHLMC") in order to reduce its exposure to rising interest rates. See "- One- to Four-Family Residential Mortgage Lending."

         Real estate loans are considered and approved by the Bank's loan committee comprised of officers of the Bank. Approval of at least two committee members is required for all real estate loans. Consumer loan applications are initially considered and approved at various levels of authority, depending on the type, amount and loan to value ratio of the loan. All mortgage loans in excess of $1.0 million require board approval.

         The aggregate amount of loans that the Bank is permitted to make under applicable federal regulations to any one borrower, including related entities, or the aggregate amount that the Bank could have invested in any one real estate project is generally the greater of 15% of unimpaired capital and surplus or $500,000. See "Regulation - Federal Regulation of Savings Associations." At June 30, 1997, the maximum amount which the Bank could have lent to any one borrower and the borrower's related entities was approximately $2.9 million. At June 30, 1997, the Bank did not have any loans or series of loans with outstanding balances in excess of this amount. At that date, the Bank's largest lending relationship totaled $1.3 million and consisted of 14 loan participations secured by one- to four-family residential properties located in the State of Missouri. The Bank had eight other lending relationships to a single borrower or group of related borrowers at June 30, 1997 which exceeded $500,000. At June 30, 1997, these loans were all performing in accordance with their repayment terms.

         Loan Portfolio Composition. The following table shows the composition of the Company's loan portfolio in dollar amounts and in percentages (before deductions for loans in process, deferred fees and discounts and allowances for losses) as of the dates indicated.

                                                                           June 30,
                                            -----------------------------------------------------------------------
                                                   1993                      1994                      1995
                                            -----------------------------------------------------------------------
                                             Amount     Percent        Amount     Percent        Amount     Percent
                                            --------    -------       --------    -------       --------    -------
                                                                     (Dollars in Thousands)
Real Estate Loans:
 One- to four-family.................       $122,608      93.03%      $125,376      91.76%      $137,088      89.18%
 Commercial..........................          2,179       1.65          1,836       1.34          2,634       1.71
 Multi-family........................          1,117        .85            929        .68          1,618       1.05
 Construction or development.........            814        .62          1,807       1.32          2,657       1.73
                                            --------     ------       --------     ------       --------     ------
    Total real estate loans..........        126,718      96.15        129,948      95.10        143,997      93.70
                                            --------     ------       --------     ------       --------     ------
Other Loans:
 Consumer Loans:
  Home equity/2nd mortgage...........          1,711       1.30          2,098       1.54          4,498       2.93
  Automobile.........................          1,119        .85          2,016       1.48          3,067       2.00
  Home improvement...................            236        .18            640        .47            424        .28
  Deposit account....................            706        .54            756        .55            702        .46
  Student............................            274        .21            334        .24            422        .28
  Unsecured..........................            245        .19            310        .23            270        .18
  Other..............................            786        .60            534        .39            339        .22
                                            --------     ------       --------     ------       --------     ------
    Total consumer loans.............          5,077       3.85          6,688       4.90          9,722       6.33
                                            --------     ------       --------     ------       --------     ------
    Total loans......................        131,795     100.00%       136,636     100.00%       153,719     100.00%
                                                         ======                    ======                    ======

Less:
 Loans in process....................            512                     1,155                     1,195
 Deferred fees and discounts.........            123                       146                       167
 Allowance for losses................            425                       454                       514
                                            --------                  --------                  --------
    Total loans receivable, net......       $130,735                  $134,881                  $151,843
                                            ========                  ========                  ========

                                                                           June 30,
                                                  ----------------------------------------------------
                                                            1996                         1997
                                                  ----------------------------------------------------
                                                   Amount          Percent       Amount        Percent
                                                  --------         -------      --------       -------
Real Estate Loans:
 One- to four-family.................             $146,476           86.71%     $163,586         85.23%
 Commercial..........................                5,619            3.33         5,993          3.12
 Multi-family........................                1,767            1.04         6,175          3.22
 Construction or development.........                2,939            1.74         1,472           .77
                                                  --------          ------      --------        ------
    Total real estate loans..........              156,801           92.82       177,226         92.34
                                                  --------          ------      --------        ------

Other Loans:
 Consumer Loans:
  Home equity/2nd mortgage...........                5,279            3.12         6,761          3.52
  Automobile.........................                4,071            2.41         4,799          2.50
  Home improvement...................                  496             .29           494           .26
  Deposit account....................                  973             .58           917           .48
  Student............................                  366             .22           326           .17
  Unsecured..........................                  441             .26           696           .36
  Other..............................                  506             .30           718           .37
                                                  --------          ------      --------        ------
    Total consumer loans.............               12,132            7.18        14,711          7.66
                                                  --------          ------      --------        ------
    Total loans......................              168,933          100.00%      191,937        100.00%
                                                                    ======                      ======

Less:
 Loans in process....................                1,485                           801
 Deferred fees and discounts.........                  191                           194
 Allowance for losses................                  634                           739
                                                  --------                      --------
    Total loans receivable, net......             $166,623                      $190,203
                                                  ========                      ========

         The following table shows the composition of the Company's loan portfolio by fixed and adjustable rate at the dates indicated.

                                                                                        June 30,
                                                     -----------------------------------------------------------------------------
                                                              1993                       1994                       1995
                                                     -----------------------    -----------------------    -----------------------
                                                      Amount         Percent     Amount         Percent     Amount         Percent
                                                     --------        -------    --------        -------    --------        -------
                                                                                (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family..........................      $ 40,749          30.92%   $ 42,076          30.80%   $ 40,454          26.31%
  Commercial...................................         1,129            .86         877            .64         885            .58
  Multi-family.................................           172            .13         110            .08          94            .06
  Construction or development..................           814            .62       1,807           1.32       2,657           1.73
                                                     --------         ------    --------         ------    --------         ------
    Total fixed-rate real estate loans.........        42,864          32.53      44,870          32.84      44,090          28.68
 Consumer......................................         3,366           2.55       4,582           3.35       6,821           4.44
                                                     --------         ------    --------         ------    --------         ------
    Total fixed-rate loans.....................        46,230          35.08      49,452          36.19      50,911          33.12
                                                     --------         ------    --------         ------    --------         ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family(1).......................        81,859          62.11      83,300          60.97      96,634          62.86
  Commercial...................................         1,050            .80         959            .70       1,749           1.14
  Multi-family.................................           945            .72         819            .60       1,524            .99
                                                     --------         ------    --------         ------    --------         ------
    Total adjustable-rate real estate loans....        83,854          63.63      85,078          62.27      99,907          64.99
 Consumer......................................         1,711           1.29       2,106           1.54       2,901           1.89
                                                     --------         ------    --------         ------    --------         ------
    Total adjustable rate loans................        85,565          64.92      87,184          63.81     102,808          66.88
                                                     --------         ------    --------         ------    --------         ------
    Total loans................................       131,795         100.00%    136,636         100.00%    153,719         100.00%
                                                                      ======                     ======                     ======

Less:
 Loans in process..............................           512                      1,155                      1,195
 Deferred fees and discounts...................           123                        146                        167
 Allowance for losses..........................           425                        454                        514
                                                     --------                   --------                   --------
    Total loans receivable, net................      $130,735                   $134,881                   $151,843
                                                     ========                   ========                   ========

------------------------
(1) Includes five and seven year ARM loans totaling $0, $0, $5.5 million, $9.8 million and $28.7 million at June 30, 1993, 1994, 1995, 1996 and
         1997, respectively.

                                                                                June 30,
                                                       --------------------------------------------------------
                                                                 1996                            1997
                                                        ------------------------        -----------------------
                                                         Amount          Percent         Amount         Percent
                                                        --------         -------        --------        -------
                                                                          (Dollars in Thousands)
Fixed-Rate Loans:
 Real estate:
  One- to four-family..........................         $ 41,628           24.64%       $ 43,238          22.53%
  Commercial...................................              987             .58           2,464           1.28
  Multi-family.................................              573             .34           3,633           1.89
  Construction or development..................            2,939            1.74           1,472            .77
                                                        --------          ------        --------         ------
    Total fixed-rate real estate loans.........           46,127           27.30          50,805          26.47
 Consumer......................................            8,998            5.33          11,011           5.74
                                                        --------          ------        --------         ------
    Total fixed-rate loans.....................           55,125           32.63          61,817          32.21
                                                        --------          ------        --------         ------

Adjustable-Rate Loans:
 Real estate:
  One- to four-family(1).......................          104,848           62.06         120,349          62.70
  Commercial...................................            4,632            2.74           3,529           1.84
  Multi-family.................................            1,194             .71           2,542           1.32
                                                        --------          ------        --------         ------
    Total adjustable-rate real estate loans....          110,674           65.51         126,420          65.86
 Consumer......................................            3,134            1.86           3,700           1.93
                                                        --------          ------        --------         ------
    Total adjustable rate loans................          113,808           67.37         130,120          67.79
                                                        --------          ------        --------         ------
    Total loans................................          168,933          100.00%        191,937         100.00%
                                                                          ======                         ======

Less:
 Loans in process..............................            1,485                             801
 Deferred fees and discounts...................              191                             194
 Allowance for losses..........................              634                             739
                                                        --------                        --------
    Total loans receivable, net................         $166,623                        $190,203
                                                        ========                        ========

------------------------
(1) Includes five and seven year ARM loans totaling $0, $0, $5.5 million, $9.8 million and $28.7 million at June 30, 1993, 1994, 1995, 1996 and
         1997, respectively.

         The following table illustrates the interest rate sensitivity of the Company's loan portfolio at June 30, 1997. Loans which have adjustable or renegotiable interest rates are shown as maturing in the period during which the contract is due. The schedule does not reflect the effects of possible prepayments or enforcement of due-on-sale clauses.

                                                                            Real Estate
                                        ----------------------------------------------------------------------------------
                                              One- to               Multi-Family and                    Construction
                                            Four-Family                Commercial                      or Development
                                        ----------------------      -----------------------         ----------------------
                                                      Weighted                    Weighted                       Weighted
                                                       Average                     Average                        Average
                                          Amount        Rate             Amount      Rate           Amount          Rate
                                         --------       ----            -------      ----           ------          ----
                                                                      (Dollars in Thousands)
  Due During
Periods Ending
   June 30,
--------------
1998(1).............................     $    233       7.13%           $   205      8.97%             446          8.17%
1999................................          331       7.69                 21      9.23              ---           ---
2000................................          719       7.64                  8      8.70              ---           ---
2001 and 2002.......................        3,070       7.96                392      8.36              ---           ---
2003 to 2007........................       20,908       7.95              1,452      8.85              ---           ---
2008 to 2012........................       36,668       8.00              4,027      8.55              ---           ---
2013 and following..................      101,657       7.94              6,063      8.44            1,027          8.38
                                         --------                       -------                     ------
  Total.............................     $163,586       7.95%           $12,168      8.53%          $1,473          8.32%
                                         ========                       =======                     ======

--------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

                                              Consumer                      Total
                                        --------------------        -------------------
                                                    Weighted                   Weighted
                                                     Average                    Average
                                         Amount       Rate           Amount       Rate
                                        -------       ----          --------      ----
                                                    (Dollars in Thousands)
  Due During
Periods Ending
   June 30,
--------------
1998(1).............................     $ 1,623       9.12%         $  2,507      8.76%
1999................................       1,971       9.14             2,323      8.94
2000................................       2,476       9.85             3,203      9.35
2001 and 2002.......................       3,730       9.67             7,192      8.87
2003 to 2007........................       4,143       9.87            26,503      8.30
2008 to 2012........................         167      10.14            40,862      8.07
2013 and following..................         600       9.92           109,347      7.98
                                         -------                     --------
  Total.............................     $14,710       9.64%         $191,937      8.12%
                                         =======                     ========


--------------------
(1) Includes demand loans, loans having no stated maturity and overdraft loans.

         The total amount of loans due after June 30, 1998 which have predetermined interest rates is $59.7 million, while the total amount of loans due after such dates which have floating or adjustable interest rates is $129.8 million.

         One- to Four-Family Residential Mortgage Lending. Residential loan originations are generated by the Company's marketing efforts, its present customers, walk-in customers and referrals from real estate agents and builders. The Company focuses its lending efforts primarily on the origination of loans secured by first mortgages on owner-occupied, one- to four-family residences. At June 30, 1997, the Company's one- to four-family residential mortgage loan portfolio totaled $163.6 million, or approximately 85.3% of the Company's gross loan portfolio. Approximately 9.7% of the Company's one- to four-family mortgage loan portfolio has been purchased, generally from other financial institutions. See "--Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Company currently offers fixed-rate and ARM loans. During the year ended June 30, 1997, the Company originated $25.7 million of ARM loans secured by one- to four-family residential real estate. During the same period, the Company originated $11.9 million of fixed-rate real estate loans secured by one- to four-family residential real estate. Substantially all the Company's one- to four-family residential mortgage originations are in its primary market area. See "-- Originations, Purchases, Sales and Servicing of Loans and Mortgage-Backed Securities."

         The Company currently originates one- to four-family residential mortgage loans with terms of up to 30 years in amounts up to 95% of the appraised value of the security property. The Company generally requires that private mortgage insurance be obtained in an amount sufficient to reduce the Company's exposure to 80% or less of the loan-to-value level. Interest rates charged on fixed-rate loans are competitively priced according to market conditions. Residential loans generally do not include prepayment penalties.

         Most of the Company's fixed-rate mortgage loans conform to secondary market standards (i.e., Federal National Mortgage Association ("FNMA") and FHLMC standards). The Company typically retains fixed-rate loans with terms of 20 years or less for its loan portfolio. Fixed-rate mortgage loans originated with terms in excess of 20 years may be either sold without recourse in the secondary market with servicing retained or retained in portfolio. The Company, at times, retains fixed-rate loans with terms in excess of 20 years for its portfolio. The Company's decision to retain such loans depends upon the current interest rate environment and the Company's desired ratio of fixed-rate to adjustable-rate loans as may be consistent with its asset liability objectives. During fiscal 1997, the Bank originated $4.9 million of fixed-rate one- to four-family residential loans with terms in excess of 20 years, all of which were retained in portfolio.

         The Company currently offers one, three, five and seven year ARM loans with monthly principal and interest payments typically based on a 30 year amortization schedule. These loans generally have a stated interest rate margin over the yields on comparable U.S. Treasury securities. The three year ARM loans adjust every three years. The five and seven year ARM loans are fixed-rate loans for the initial stated term and then automatically convert into one year ARM loans. These loans provide for periodic and lifetime caps over the initial rate. As a consequence of using an initial fixed-rate and caps, the interest rates on these loans may not be as rate sensitive as is the Company's cost of funds. The Company's ARMs do not permit negative amortization of principal and are not convertible into a fixed rate loan, but may be assumable in the case of a qualified borrower. The ARM loans offered by the Company sometimes provide for initial rates of interest below the rates which would prevail were the index used for pricing applied initially. These loans are subject to increased risk of delinquency or default as the higher, fully-indexed rate of interest subsequently comes into effect; however, the Company generally qualifies borrowers at the fully indexed rate. The Company has not experienced greater delinquency rates on its ARM loans compared to its fixed-rate residential loans.

         In underwriting one- to four-family residential real estate loans, Capital Savings evaluates both the borrower's ability to make monthly payments and the value of the property securing the loan. Properties securing real estate loans made by Capital Savings are appraised by independent fee appraisers approved by the Board of Directors. Capital Savings generally requires borrowers to obtain an attorney's title opinion or title insurance, and fire and property insurance (including flood insurance, if necessary) in an amount not less than the amount of the loan. Real estate loans originated by the Company generally contain a "due on sale" clause allowing the Company to declare the unpaid principal balance due and payable upon the sale of the security property.

         Commercial and Multi-Family Real Estate Lending. The Company also engages in a limited amount of commercial and multi-family real estate lending in its primary market area and purchases a limited number of whole loan and participation interests in loans primarily from other financial institutions. At June 30, 1997, the Company had loans secured by commercial and multi-family real estate totaling $6.0 million and $6.2 million, respectively, which in the aggregate represented 6.3% of the Company's gross loan portfolio compared to 4.4% of the Company's gross loan portfolio at June 30, 1996. The Company intends, subject to market conditions, to continue to place additional emphasis on this type of lending.

         The Company's commercial and multi-family real estate loan portfolio is secured primarily by small office buildings and apartment buildings. Commercial and multi-family real estate loans generally have terms that do not exceed 25 years and a variety of rate adjustment features and other terms. Generally, the loans are made in amounts up to 80% of the appraised value of the security property. Adjustable rate commercial and multi-family real estate loans provide for a margin over a designated index, which is generally the one year Treasury Bill rate. In underwriting these loans, the Company currently analyzes the financial condition of the borrower, the borrower's credit history, and the reliability and predictability of the cash flow generated by the property securing the loan. The Company generally requires personal guaranties of the borrowers. Appraisals on properties securing commercial real estate loans originated by the Company are performed by independent appraisers.

         The largest multi-family real estate loan outstanding at June 30, 1997 was a $1.2 million loan participation secured by apartment buildings located in the State of Missouri. At June 30, 1997, this loan was performing in accordance with its terms.

         Multi-family and commercial real estate loans generally present a higher level of risk than loans secured by one- to four-family residences. This greater risk is due to several factors, including the concentration of principal in a limited number of loans and borrowers, the effect of general economic conditions on income producing properties and the increased difficulty of evaluating and monitoring these types of loans. Furthermore, the repayment of loans secured by multi-family and commercial real estate is typically dependent upon the successful operation of the related real estate project. If the cash flow from the project is reduced (for example, if leases are not obtained or renewed, or a bankruptcy court modifies a lease term, or a major tenant is unable to fulfill its lease obligations), the borrower's ability to repay the loan may be impaired.

         Construction Lending. The Company engages in limited amounts of construction lending to individuals for the construction of their residences as well as to builders for the construction of single-family homes in the Company's primary market area. At June 30, 1997, the Company had $1.5 million of gross construction loans, of which approximately $1.3 million were to borrowers who indicated that they intended to live in the residence upon completion of construction.

         Construction loans to individuals for their residences are structured to be converted to permanent loans at the end of the construction phase which typically runs from six months to one year. These construction loans have rates and terms which match one- to four-family loans then offered by the Company, except that during the construction phase the borrower pays interest only. The maximum loan-to-value ratio of owner occupied single family construction loans is typically 80%, and in a very limited number of situations 90%. Residential construction loans are generally underwritten pursuant to the same guidelines used for originating permanent one- to four-family residential loans.

         Construction loans are obtained primarily from builder references and individuals who have previously borrowed from the Company, as well as from referrals from existing customers. The application process includes a submission to the Company of the plans and costs of the project to be constructed. These items are used as a basis to determine the appraised value of the subject property. Loans are based on the lesser of current appraised value or the cost of construction (land plus building).

         Consumer Lending. Capital Savings offers a variety of secured consumer loans, including automobile, home equity, home improvement, student loans, and loans secured by savings deposits. In addition, Capital Savings offers unsecured consumer loans, including an overdraft checking line-of-credit. The Company currently originates substantially all of its consumer loans in its primary market area. The Company originates consumer loans on a direct basis where the Company extends credit directly to the borrower. Almost all consumer loans are made on a fixed-rate basis, except for home equity loans, which are tied to third party indices. Management considers consumer lending to be an important component of its business strategy and has been placing increasing emphasis on such lending. In addition, management believes that offering consumer loan products helps expand and create stronger ties to its existing customer base.

         At June 30, 1997, the Company's consumer loan portfolio totaled $14.7 million, or 7.7% of its gross loan portfolio. At June 30, 1997, 73.1% of consumer loans were short- and intermediate-term, fixed-rate loans and 26.9% were adjustable rate loans.

         The largest component of Capital Savings' consumer portfolio consists of home equity and home improvement loans. Home equity and home improvement loans secured by second mortgages, together with loans secured by all prior liens, are generally limited to 85% or less of the appraised value of the property securing the loan. Generally, such loans have a maximum term of up to 10 years. As of June 30, 1997, home equity and home improvement loans totaled to $7.3 million or 3.8% of the Company's gross loan portfolio.

         Automobile loans totaled $4.8 million or 2.5% of the Company's gross loan portfolio at June 30, 1997. Automobile loans typically are made for up to 60 months for new vehicles, and up to 48 months for used vehicles. Loans secured by automobiles are generally originated for 90% of the lesser of the retail sales price or NADA Official Used Car Guide's Retail Price of the automobile securing the loan. The dollar volume of new and used vehicle lending has generally been about the same over the past several years.

         Consumer loan terms vary according to the type and value of collateral, length of contract and creditworthiness of the borrower. The underwriting standards employed by the Company for consumer loans include an application, a determination of the applicant's payment history on other debts and an assessment of ability to meet existing obligations and payments on the proposed loan. Although creditworthiness of the applicant is a primary consideration, the underwriting process also includes a comparison of the value of the security, if any, in relation to the proposed loan amount.

         Consumer loans may entail greater credit risk than do residential mortgage loans, particularly in the case of consumer loans which are unsecured or are secured by rapidly depreciable assets, such as automobiles. In such cases, any repossessed collateral for a defaulted consumer loan may not provide an adequate source of repayment of the outstanding loan balance as a result of the greater likelihood of damage, loss or depreciation. In addition, consumer loan collections are dependent on the borrower's continuing financial stability, and thus are more likely to be affected by adverse personal circumstances. Furthermore, the application of various federal and state laws, including bankruptcy and insolvency laws, may limit the amount which can be recovered on such loans. At June 30, 1997, substantially all of the Company's consumer loans were performing in accordance with their terms. See "Non-Performing Assets and Classified Assets." There can be no assurances, however, that delinquencies will not occur in the future.

Originations, Purchases, Sales and Servicing of Loans and
Mortgage-Backed Securities

         The Company  originated  $51.4  million of loans  during  fiscal  1997, compared to $60.8 million and $44.5 million in fiscal 1996 and 1995, respectively. Management attributes the higher originations during 1997 and 1996 to increased marketing efforts and increased demand in the Company's primary lending area. The higher loan originations during fiscal 1996 were somewhat offset by a higher level of repayments during that period. In fiscal 1997, $34.7 million of loans were repaid, compared to $41.7 million and $26.7 million in fiscal 1996 and 1995, respectively. In periods of economic uncertainty, the Company's ability to originate large dollar volumes of real estate loans may be substantially reduced or restricted, with a resultant decrease in related loan fee income and operating earnings.

         Capital Savings also sells whole real estate loans without recourse to the FHLMC. Sales of whole loans generally are beneficial to the Company since these sales may generate income at the time of sale, produce future servicing income, provide funds for additional lending and other investments and increase liquidity. The Company sold whole loans in aggregate amounts of $3.5 million and $12.3 million during the years ended June 30, 1995 and 1996, respectively. No loans were sold during fiscal 1997 as a result of management's decision to hold higher yielding long term loans during the period. See "Asset\Liability Management" in the Annual Report.

         When loans are sold, the Company typically retains the responsibility for servicing the loans. The Company receives a servicing fee for performing these services. The Company serviced for others mortgage loans amounting to $41.9 million, $47.1 million and $41.0 million at June 30, 1995, 1996 and 1997, respectively.

         During fiscal 1995, 1996 and 1997, the Company purchased $2.7 million, $8.3 million, and $6.0 million of loans and loan participations. The Company's portfolio of purchased whole loans and loan participations secured by one- to four-family residences totaled $15.8 million at June 30, 1997. Approximately $12.9 million and $2.2 million of such loans are secured by properties located in Missouri and Texas, respectively, with the remainder of such loans secured by properties located throughout the United States.

         Capital Savings also has a portfolio of fixed-rate and adjustable-rate mortgage-backed securities. At June 30, 1997, mortgage-backed and related securities totaled $23.4 million, or 11.0% of Capital Savings' total loan and mortgage-backed and related securities portfolio. See "- Mortgage-Backed and Related Securities."

         The following table shows the loan origination, purchase, sale and repayment activities of the Company for the periods indicated.

                                                          Year Ended June 30,
                                                   --------------------------------
                                                     1995        1996        1997
                                                   --------    --------    --------
                                                            (In Thousands)
Originations by type:
 Adjustable rate:
  Real estate - one- to four-family ............   $ 24,624    $ 26,275    $ 25,675
              - commercial .....................        157         867         575
              - multi-family ...................        802         225       1,117
  Non-real estate - consumer ...................       --          --          --
                                                   --------    --------    --------
          Total adjustable-rate ................     25,583      27,367      27,367
                                                   --------    --------    --------
 Fixed rate:
  Real estate - one- to four-family ............      8,613      21,541      11,872
              - commercial .....................        134         303          97
              - multi-family ...................       --            86       1,513
              - construction or development ....      4,342       4,720       1,761
  Non-real estate - consumer ...................      5,809       6,766       8,768
                                                   --------    --------    --------
          Total fixed-rate .....................     18,898      33,416      24,011
                                                   --------    --------    --------
          Total loans originated ...............     44,481      60,783      51,378
                                                   --------    --------    --------

Purchases:
  Real estate - one- to four-family ............      1,656       5,773       4,153
                commercial .....................      1,012       2,494         600
                multi-family ...................       --          --         1,200
  Mortgage-backed securities ...................      8,331      14,610       1,357
                                                   --------    --------    --------
          Total purchases ......................     10,999      22,877       7,310
                                                   --------    --------    --------

Sales and Repayments:
  Real estate - one- to four-family sales ......      3,466      12,287        --
  Loans and mortgage-backed securities principal
   repayments ..................................     29,080      46,802      40,680
                                                   --------    --------    --------
          Total reductions .....................     32,526      59,089      40,680
                                                   --------    --------    --------
Increase (decrease) in other items, net ........        (61)       (314)        681
                                                   --------    --------    --------
          Net increase (decrease) ..............   $ 22,893    $ 24,257    $ 18,689
                                                   ========    ========    ========

Non-Performing Assets and Classified Assets

         Generally, when a borrower fails to make a required payment on real estate secured loans and consumer loans the Company institutes collection procedures by mailing a computer generated delinquency notice. The customer is contacted again, by notice or telephone, when the delinquency is not promptly cured. In most cases, delinquencies are cured promptly; however, if a loan secured by real estate or other collateral has been delinquent for more than 60 days, a final letter is sent demanding payment and the customer is requested to make arrangements to bring the loan current. At 90 days past due, a thirty day foreclosure notice is sent, and if the loan is 120 days overdue, unless satisfactory arrangements have been made, immediate repossession or foreclosure procedures will commence.

         The following table sets forth the Company's loan delinquencies by type, by amount and by percentage of type at June 30, 1997.

                                                                Loans Delinquent For:
                                          -----------------------------------------------------------        Total Delinquent
                                                    60-89 Days                  90 Days and Over                   Loans
                                          ----------------------------   ----------------------------   ----------------------------
                                                              Percent                        Percent                        Percent
                                                              of Loan                        of Loan                        of Loan
                                           Number     Amount  Category   Number      Amount  Category   Number      Amount  Category
                                           ------     ------  --------   ------      ------  --------   ------      ------  --------
                                                                       (Dollars in Thousands)

One- to four-family ..................         21     $1,040     .64%       9        $  627     .38%      30        $1,667     1.02%
Commercial and
  multi-family real estate ...........         --         --      --        1            46     .38        1            46      .38
Consumer .............................          5         39     .27        3            15     .10        8            54      .37
                                               --     ------     ---       --        ------     ---       --        ------     ----
     Total ...........................         26     $1,079     .57       13        $  688     .36       39        $1,767      .93
                                               ==     ======     ===       ==        ======     ===       ==        ======     ====

         The table below sets forth the amounts and categories of non-performing assets in the Company's loan portfolio. Loans are placed on non-accrual status when the collection of principal and/or interest become doubtful. Foreclosed assets include assets acquired in settlement of loans.

                                                                              June 30,
                                                   ----------------------------------------------------------------
                                                     1993          1994         1995           1996          1997
                                                   --------      --------      --------      --------      --------
                                                                       (Dollars in Thousands)
Non-accruing loans:
  One- to four-family ........................     $     61      $     34      $     66      $    252      $    328
                                                   --------      --------      --------      --------      --------
        Total ................................           61            34            66           252           328
                                                   --------      --------      --------      --------      --------

Accruing loans delinquent more than 90 days:
  One- to four-family ........................          101            65            59           159           299
  Commercial and multi-family real estate ....         --            --            --              48            46
  Consumer ...................................            8          --            --               4            15
                                                   --------      --------      --------      --------      --------
        Total ................................          109            65            59           211           360
                                                   --------      --------      --------      --------      --------

Foreclosed assets:
  One- to four-family ........................           62           107            93            27            55
  Construction ...............................           46            14            14            14            14
  Consumer ...................................         --            --            --               3          --
                                                   --------      --------      --------      --------      --------
        Total ................................          108           121           107            44            69
                                                   --------      --------      --------      --------      --------

Troubled debt restructurings .................        1,657         1,433          --            --            --
                                                   --------      --------      --------      --------      --------
Total non-performing assets ..................     $  1,935      $  1,653      $    232      $    507      $    757
                                                   ========      ========      ========      ========      ========

Total non-performing assets as a percentage of
  total assets ...............................         1.19%          .97%          .12%          .23%          .31%
                                                   ========      ========      ========      ========      ========

Total assets .................................     $163,060      $170,235      $186,677      $217,954      $242,518
                                                   ========      ========      ========      ========      ========

         For the year ended June 30, 1997 gross interest income which would have been recorded had the non-accruing loans been current in accordance with their original terms amounted to $57,000. The amount that was included in interest income on such loans totaled $47,000.

         As of June 30, 1997, except as discussed below under "Other Loans of Concern" and "Classified Assets," there were no other loans not included in the table above where known information about the possible credit problems of borrowers caused management to have doubts as to the ability of the borrower to comply with present loan repayment terms and which may result in disclosure of such loans in the future.

         Other Loans of Concern. In addition to the non-performing assets set forth in the table above, as of June 30, 1997, there was an aggregate of $1,079,000 in net book value of loans (21 loans aggregating $1,040,000 secured by single family residences and 5 loans aggregating $39,000 secured by consumer property) with respect to which known information about the possible credit problems of the borrowers have caused management to have doubts as to the ability of the borrowers to comply with present loan repayment terms and which may result in the future inclusion of such items in the non-performing asset categories. These loans have been considered in management's determination of the adequacy of the Company's allowance for loan losses.

         Classified Assets. Federal regulations provide for the classification of loans and other assets such as debt and equity securities considered by the OTS to be of lesser quality as "substandard," "doubtful" or "loss." An asset is considered "substandard" if it is inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. "Substandard" assets include those characterized by the "distinct possibility" that the savings institution will sustain "some loss" if the deficiencies are not corrected. Assets classified as "doubtful" have all of the weaknesses inherent in those classified "substandard," with the added characteristic that the weaknesses present make "collection or liquidation in full," on the basis of currently existing facts, conditions, and values, "highly questionable and improbable." Assets classified as "loss" are those considered "uncollectible" and of such little value that their continuance as assets without the establishment of a specific loss reserve is not warranted.

         When a savings institution classifies problem assets as either substandard or doubtful, it may establish general allowances for loan losses in an amount deemed prudent by management. General allowances represent loss allowances which have been established to recognize the inherent risk associated with lending activities, but which, unlike specific allowances, have not been allocated to particular problem assets. When a savings institution classifies problem assets as "loss," it is required either to establish a specific allowance for losses equal to 100% of that portion of the asset so classified or to charge-off such amount. An institution's determination as to the classification of its assets and the amount of its valuation allowances is subject to review by the institution's District Director at the regional OTS office, who may order the establishment of additional general or specific loss allowances.

         In connection with the filing of its periodic reports with the OTS and in accordance with its classification of assets policy, the Bank regularly reviews the loans in its portfolio to determine whether any loans require classification in accordance with applicable regulations. On the basis of management's review of its assets, at June 30, 1997, the Bank had classified a total of $708,000 of its assets as substandard, 46,000 as doubtful and none as loss.

         At June 30, 1997, total classified assets (including real estate owned), totaled $754,000, or 3.5% of the Bank's capital, or .31% of the Bank's total assets.

         Allowance for Loan Losses. The allowance for loan losses is established through a provision for loan losses based on management's evaluation of the risk inherent in its loan portfolio and changes in the nature and volume of its loan activity, including those loans which are being specifically monitored by management. Such evaluation, which includes a review of loans for which full collectibility may not be reasonably assured, considers among other matters, the loan classifications discussed above, the estimated fair value of the underlying collateral, economic conditions, historical loan loss experience, and other factors that warrant recognition in providing for an adequate loan loss allowance.

         Real estate properties acquired through foreclosure are recorded at the lower of cost or fair value. If fair value at the date of foreclosure is lower than the balance of the related loan, the difference will be charged-off to the allowance for loan losses at the time of transfer. Valuations are periodically updated by management and if the value declines, a specific provision for losses on such property is established by a charge to operations.

         Although management believes that it uses the best information available to determine the allowances, unforeseen market conditions could result in adjustments and net earnings could be significantly affected if circumstances differ substantially from the assumptions used in making the final determination. Future additions to the Company's allowances will be the result of periodic loan, property and collateral reviews and thus cannot be predicted in advance. In addition, federal regulatory agencies, as an integral part of the examination process periodically reviews the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance level upon their judgment of the information available to them at the time of their examination. At June 30, 1997, the Company had a total allowance for loan losses of $739,000, representing 107.4% of total non-performing loans and 97.6% of non-performing assets. See Note 3 of the Notes to Consolidated Financial Statements.

         The following table sets forth an analysis of the Company's allowance for loan losses.

                                                                              Year Ended June 30,
                                                                 ------------------------------------------
                                                                 1993      1994      1995     1996     1997
                                                                 ----      ----      ----     ----     ----
                                                                            (Dollars in Thousands)
Balance at beginning of period .............................     $409      $425      $454     $514     $634

Charge-offs:
  Consumer .................................................       10        --        --       --       17
  One- to four-family ......................................       24        11        --       --       --
  Multi-family .............................................       --        --        --       --       --
                                                                 ----      ----      ----     ----     ----
Total charge-offs ..........................................       34        11        --       --       17
                                                                 ----      ----      ----     ----     ----

Recoveries:
  Consumer .................................................        3        --        --       --        2
                                                                 ----      ----      ----     ----     ----
Total recoveries ...........................................        3        --        --       --        2
                                                                 ----      ----      ----     ----     ----

Net charge-offs ............................................       31        11        --       --       15
Provisions charged to income ...............................       47        40        60      120      120
                                                                 ----      ----      ----     ----     ----
Balance at end of period ...................................     $425      $454      $514     $634     $739
                                                                 ====      ====      ====     ====     ====

Ratio of net charge-offs during the  period to average loans
outstanding during the period ..............................      .02%      .01%      --%      --%      .01%
                                                                 ====      ====      ====     ====     ====

Ratio of net charge-offs during the period to average non-
performing assets ..........................................     1.21%      .63%      --%      --%     2.69%
                                                                 ====      ====      ====     ====     ====

         The distribution of the Company's allowance for loan losses at the dates indicated is summarized as follows:

                                                                             June 30,
                               -----------------------------------------------------------------------------------------------------
                                     1993                  1994                1995                1996                 1997
                               ------------------   ------------------   ------------------  -------------------   -----------------
                                         Percent              Percent              Percent              Percent             Percent
                                         of Loans             of Loans             of Loans             of Loans            of Loans
                                         in Each              in Each              in Each              in Each             in Each
                                         Category             Category             Category             Category            Category
                                         to Total             to Total             to Total             to Total            to Total
                               Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans     Amount     Loans
                               ------     -----     ------     -----     ------     -----     ------     -----     ------     -----
                                                                            (In Thousands)

One- to four-family .......     $352      93.03%     $366      91.76%     $377      89.18%     $409      86.71%     $461      85.23%
Multi-family ..............       16        .85        16        .68        26       1.05        55       1.05        65       3.22
Commercial real estate ....       16       1.65        16       1.34        26       1.71        55       3.33        65       3.12
Consumer ..................       41       3.85        56       4.90        85       6.32       115       7.18       148       7.66
Unallocated ...............      --         .62        --       1.32        --       1.74        --       1.74        --        .77
                                ----     ------      ----     ------      ----     ------      ----     ------      ----     ------
     Total ................     $425     100.00%     $454     100.00%     $514     100.00%     $634     100.00%     $739     100.00%
                                ====     ======      ====     ======      ====     ======      ====     ======      ====     ======

Investment Activities

         The Bank must maintain minimum levels of investments that qualify as liquid assets under OTS regulations. Liquidity may increase or decrease depending upon the availability of funds and comparative yields on investments in relation to the return on loans. Historically, the Bank has generally maintained its liquid assets above the minimum requirements imposed by the OTS regulations and at a level believed adequate to meet requirements of normal daily activities, repayment of maturing debt and potential deposit outflows. As of June 30, 1997, the Bank's liquidity ratio (liquid assets as a percentage of net withdrawable savings deposits and current borrowings) was 7.1%. See "Regulation - Liquidity."

         Federally chartered savings institutions have the authority to invest in various types of liquid assets, including United States Treasury obligations, securities of various federal agencies, certain certificates of deposit of insured banks and savings institutions, certain bankers' acceptances, repurchase agreements and federal funds. Subject to various restrictions, federally chartered savings institutions may also invest their assets in commercial paper, investment grade corporate debt securities and mutual funds whose assets conform to the investments that a federally chartered savings institution is otherwise authorized to make directly.

         Generally, the investment policy of the Company is to invest funds among various categories of investments and maturities based upon the Company's need for liquidity, to achieve the proper balance between its desire to minimize risk and maximize yield, to provide collateral for borrowings, and to fulfill the Company's asset/liability management policies.

         Investment Securities. At June 30, 1997, the Company's interest-bearing deposits in other financial institutions totaled $4.5 million or 1.8% of its total assets, and investment securities (including a $3.0 million investment in the common stock of the FHLB of Des Moines) totaled $16.7 million or 6.9% of its total assets. It is the Company's general policy to purchase U.S. Government securities and federal agency obligations, state and local government obligations, commercial paper, short-term corporate debt securities and overnight federal funds. The Company also has invested in mutual funds
consisting   primarily  of  U.S.   Government   securities  and  federal  agency
obligations. At June 30, 1997, the weighted average term to maturity or repricing of the investment securities portfolio (excluding the FHLB stock and other marketable securities) was 5.69 years.

         OTS regulations restrict investments in corporate debt and equity securities by the Bank. These restrictions include prohibitions against investments in the debt securities of any one issuer in excess of 15% of the Bank's unimpaired capital and unimpaired surplus as defined by federal regulations, which totaled $2.9 million as of June 30, 1997, plus an additional 10% if the investments are fully secured by readily marketable collateral. See "Regulation - Federal Regulation of Savings Associations" for a discussion of additional restrictions on the Company's investment activities.

         The following table sets forth the composition of the Company's investment portfolio at the dates indicated.

                                                                     June 30,
                                       --------------------------------------------------------------------
                                               1995                    1996                    1997
                                       --------------------    --------------------    --------------------
                                       Carrying    Percent     Carrying    Percent     Carrying    Percent
                                         Value     of Total      Value     of Total      Value     of Total
                                       --------    --------    --------    --------    --------    --------
                                                                 (Dollars in Thousands)
Investment Securities:
  U.S. government securities ......     $ 5,853      57.15%     $   799       4.98%     $    --         --%
  Federal agency obligations ......       2,499      24.40       12,968      80.82       12,475      74.63
  Equity securities(1) ............          32        .31          179       1.12        1,215       7.27
                                        -------     ------      -------     ------      -------     ------
     Subtotal .....................       8,384      81.86       13,946      86.92       13,690      81.90
FHLB stock ........................       1,857      18.14        2,100      13.08        3,025      18.10
                                        -------     ------      -------     ------      -------     ------
     Total investment securities
      and FHLB stock ..............     $10,241     100.00%     $16,046     100.00%     $16,715     100.00%
                                        =======     ======      =======     ======      =======     ======
Average remaining life of
 investment securities ............           1 year                  6 years                  6 years

Other Interest-Earning Assets:
  Interest-bearing deposits
   with banks .....................     $   269     100.00%     $   309     100.00%     $ 4,468     100.00%
                                        -------     ------      -------     ------      -------     ------
     Total ........................     $   269     100.00%     $   309     100.00%     $ 4,468     100.00%
                                        =======     ======      =======     ======      =======     ======
Average remaining life or term to
 repricing of investment securities
 and other interest-earning assets,
 excluding FHLB stock .............         1.28 years               5.26 years               5.69 years

---------------

(1) At June 30, 1995, equity securities consisted primarily of an equity investment in a mutual fund which contained primarily U.S. Government securities and agency obligations. At June 30, 1996 and 1997, equity securities consisted primarily of investments in other thrift holding companies.

         The composition and maturities of the Company's investment securities portfolio, excluding FHLB of Des Moines stock, are indicated in the following table.

                                                                         June 30, 1997
                                       ------------------------------------------------------------------------------
                                        1 Year      Over 1 to 5    Over 5 to 10     Over 10        Total Investment
                                        or less         Years          Years          Years           Securities
                                       ---------     ----------    ------------    ---------   -----------------------
                                       Carrying       Carrying       Carrying       Carrying   Amortized       Market
                                         Value          Value          Value          Value      Cost          Value
                                       --------      ----------    ------------    ---------   ---------      -------
                                                                     (Dollars in Thousands)
Federal agency obligations......         $  497         $4,987        $6,991          $ ---     $12,444       $12,494
Equity securities...............          1,215            ---           ---            ---       1,047         1,215
                                         ------         ------        ------          -----     -------       -------

Total investment securities.....         $1,712         $4,987        $6,991          $ ---     $13,491       $13,709
                                         ======         ======        ======          =====     =======       =======

Weighted average yield..........          1.38%          6.95%         7.75%           ---%       7.00%         7.00%

         Except for obligations of state and local governments, the Company's investment securities portfolio at June 30, 1997, contained neither tax-exempt securities nor securities of any issuer with an aggregate book value in excess of 10% of the Company's retained earnings, excluding those issued by the United States Government, or its agencies.

         Mortgage-Backed Securities. Capital Savings generally has a portfolio of mortgage-backed securities which it holds for investment. Such mortgage-backed securities can serve as collateral for borrowings and, through repayments, as a source of liquidity. For information regarding the carrying and market values of Capital Savings' mortgage-backed securities portfolio, see Note [2] of the Notes to Consolidated Financial Statements. Under the Bank's risk-based capital requirement, mortgage-backed securities have a risk weight of 20% (or 0% in the case of GNMA securities) in contrast to the 50% risk weight carried by residential loans. See "- Regulation."

         The following table sets forth the carrying value of the Company's mortgage-backed securities at the dates indicated.

                                                             June 30,
                                                 -------------------------------
                                                   1995        1996        1997
                                                 -------     -------     -------
                                                          (In Thousands)
Issuers:
 Federal Home Loan Mortgage Corporation ....     $13,703     $17,797     $14,375
 Federal National Mortgage Association .....       1,166       3,555       4,078
 Government National Mortgage Association ..       3,994       6,987       4,996
                                                 -------     -------     -------
     Total .................................     $18,863     $28,339     $23,449
                                                 =======     =======     =======

         The following table sets forth the contractual maturities of the Company's mortgage-backed securities at June 30, 1997. Not considered in the preparation of the table below is the effect of prepayments, periodic principal repayments and the adjustable-rate nature of these instruments.

                                                                               Due in
                                              ------------------------------------------------------------------------
                                                            After          After                         June 30, 1997
                                              1 Year        1 to 5         5 to 10        After 10           Balance
                                              or less       Years          Years           Years           Outstanding
                                              -------       ------         -------        -------        -------------
                                                                            (In Thousands)
Federal Home Loan
  Mortgage Corporation.................        $ ---        $2,177         $1,419         $10,779            $14,375

Federal National
  Mortgage Association.................          ---           ---            ---           4,078              4,078

Government National
  Mortgage Association.................          ---           ---          1,009           3,987              4,996
                                               -----        ------        -------         -------            -------

     Total.............................        $ ---        $2,177         $2,428         $18,844            $23,449
                                               =====        ======         ======         =======            =======

Weighted average yield.................         --- %         6.90%          8.33%           7.23%              7.31%

         Capital Savings' investment and mortgage-backed securities portfolios are managed in accordance with a written investment policy adopted by the Board of Directors of the Bank which is implemented by members of the Bank's Investment Committee. The Investment Committee is comprised of President Schepers and Executive Vice President Wankum.

         The OTS has issued guidelines regarding management oversight and accounting treatment for securities, including investment securities, loans, mortgage-backed securities and derivative securities. The guidelines require thrift institutions to reduce the carrying value of securities to the lesser of cost or market value unless it can be demonstrated that a class of securities is intended to be held to maturity. As of June 30, 1997, the Company held $37.1 million of mortgage-backed and investment securities, of which $28.1 million were available for sale and the remaining balance the Company intends to hold until maturity.

Sources of Funds

         General. The Company's principal sources of funds are deposits, borrowings, payment of principal and interest on loans and mortgage-backed securities, interest earned on or maturation of investment securities and short-term investments, and funds provided from operations.

         Borrowings, including FHLB advances and reverse repurchase agreements, have been used at times to compensate for seasonal reductions in deposits or deposit inflows at less than projected levels, may be used on a longer-term basis to support expanded lending activities, and may also be used to purchase assets with similar repricing or maturity features.

         Deposits. Capital Savings offers a variety of deposit accounts having a wide range of interest rates and terms. The Company's deposits consist of statement, passbook and money market savings accounts, regular checking accounts, and certificate accounts currently ranging in terms from 91 days to 60 months. The Company only solicits deposits from its market area and does not use brokers to obtain deposits. The Company relies primarily on competitive pricing policies, advertising and customer service to attract and retain these deposits.

         The flow of deposits is influenced  significantly  by general  economic
conditions,   changes  in  money  market  and  prevailing  interest  rates,  and competition.

         The variety of deposit accounts offered by the Company has allowed it to be competitive in obtaining funds and to respond with flexibility to changes in consumer demand. The Company has become more susceptible to short-term fluctuations in deposit flows, as customers have become more interest rate conscious. The Company endeavors to manage the pricing of its deposits in keeping with its asset/liability management, liquidity and profitability objectives. Based on its experience, the Company believes that its statement, passbook and money market savings accounts and regular checking accounts are relatively stable sources of deposits. However, the ability of the Company to attract and maintain certificates of deposit and the rates paid on these deposits has been and will continue to be significantly affected by market conditions.

         The following table sets forth the savings flows at the Company during the periods indicated.

                                                 Year Ended June 30,
                                     -----------------------------------------
                                        1995            1996            1997
                                     ---------       ---------       ---------
                                               (Dollars in Thousands)
Opening balance ................     $ 143,053       $ 145,688       $ 152,345
Deposits .......................        95,983         107,376         162,784
Withdrawals ....................       (97,358)       (105,733)       (149,768)
Interest credited ..............         4,010           5,014           5,678
                                     ---------       ---------       ---------

Ending balance .................     $ 145,688       $ 152,345       $ 171,039
                                     =========       =========       =========

Net increase (decrease) ........     $   2,635       $   6,657       $  18,694
                                     =========       =========       =========

Percent increase (decrease) ....          1.84%           4.57%          12.27%
                                     =========       =========       =========

         The following table sets forth the dollar amount of savings deposits in the various types of deposit programs offered by the Company for the periods indicated.

                                                                                  Year Ended June 30,
                                                    --------------------------------------------------------------------------------
                                                             1995                        1996                         1997
                                                    ----------------------       -----------------------      ----------------------
                                                                  Percent                       Percent                     Percent
                                                     Amount       of Total        Amount        of Total       Amount       of Total
                                                    --------      --------       --------       --------      --------      --------
                                                                                 (Dollars in Thousands)
Transaction and Savings Deposits(1):

Savings Accounts (2.71%) ....................       $ 16,957        11.64%       $ 16,928        11.11%       $ 17,808        10.41%
Checking Accounts (1.55%) ...................         10,113         6.94          11,804         7.75          17,719        10.36
Money Market Accounts (3.97%) ...............          7,229         4.96           7,299         4.79          11,438         6.69
                                                    --------       ------        --------       ------        --------       ------

Total Non-Certificates ......................         34,299        23.54          36,031        23.65          46,965        27.46
                                                    --------       ------        --------       ------        --------       ------

Certificates:

0.00 - 3.99% ................................            712          .49             219          .14              76          .04
4.00 - 5.99% ................................         87,435        60.02          89,432        58.71         103,976        60.79
6.00 - 7.99% ................................         23,002        15.79          26,636        17.48          20,022        11.71
8.00 - 9.99% ................................            240          .16              27          .02             --           --
                                                    --------       ------        --------       ------        --------       ------

     Total Certificates .....................        111,389        76.46         116,314        76.35         124,074        72.54
                                                    --------       ------        --------       ------        --------       ------
     Total Deposits .........................       $145,688       100.00%       $152,345       100.00%       $171,039       100.00%
                                                    ========       ======        ========       ======        ========       ======

---------------

(1)  Rates shown are at June 30, 1997.

         The following table shows rate and maturity information for the Company's certificates of deposit as of June 30, 1997.

                                                 0.00-       4.00-         6.00-        8.00-                        Percent
                                                 3.99%       5.99%         7.99%        9.99%        Total           of Total
                                                 -----     --------       -------     --------      --------         --------
                                                                     (Dollars in Thousands)
Certificate accounts maturing
in quarter ending:

September 30, 1997......................         $  25     $ 28,465       $ 5,391     $    ---      $ 33,881           27.31%
December 31, 1997.......................            51       20,161         3,858          ---        24,070           19.40
March 31, 1998..........................           ---       16,552         2,412          ---        18,964           15.28
June 30, 1998...........................           ---       14,413         1,693          ---        16,106           12.98
September 30, 1998......................           ---        7,788         1,076          ---         8,864            7.14
December 31, 1998.......................           ---        4,029           731          ---         4,760            3.84
March 31, 1999..........................           ---        2,882           130          ---         3,012            2.43
June 30, 1999...........................           ---        2,452           290          ---         2,742            2.21
September 30, 1999......................           ---        1,141           547          ---         1,688            1.36
December 31, 1999.......................           ---        1,576           633          ---         2,209            1.78
March 31, 2000..........................           ---          998           621          ---         1,619            1.30
June 30, 2000...........................           ---          898           941          ---         1,839            1.48
Thereafter..............................           ---        2,621         1,699          ---         4,320            3.48%
                                                 -----     --------       -------     --------      --------          ------

     Total..............................         $  76     $103,976       $20,022     $    ---      $124,074          100.00%
                                                 =====     ========       =======     ========      ========          ======

     Percent of total...................         0.06%       83.80%        16.14%        0.00%
                                                 ====        =====         =====         ====

         The following table indicates the amount of the Company's certificates of deposit and other deposits by time remaining until maturity as of June 30, 1997.

                                                                              Maturity
                                                    ---------------------------------------------------------------
                                                                   Over         Over
                                                    3 Months      3 to 6       6 to 12         Over
                                                    or Less       Months       Months        12 months      Total
                                                    -------       -------      -------        -------      --------
Certificates of deposit less
 than $100,000..............................        $31,226       $20,816      $29,062        $29,450      $110,554

Certificates of deposit of
 $100,000 or more (1).......................          2,112         3,406        6,044          1,958        13,520
                                                    -------       -------      -------        -------      --------
 Total certificates of deposit..............        $33,338       $24,222      $35,106        $31,408      $124,074
                                                    =======       =======      =======        =======      ========

---------------

(1) Deposits from governmental and other public entities totaled $6.9 million at June 30, 1997.

         Borrowings. Although deposits are the Company's primary source of funds, the Company's policy has been to utilize borrowings when they are a less costly source of funds, can be invested at a positive interest rate spread or when the Company desires additional capacity to fund loan demand.

         Capital Savings' borrowings historically have consisted of advances from the FHLB of Des Moines. Such advances can be made pursuant to several different credit programs, each of which has its own interest rate and range of maturities. At June 30, 1997, the Company had $46.5 million of advances.

         From time to time, Capital Savings has entered into reverse repurchase agreements. These agreements are accounted for as borrowings by the Company and are secured by certain of the Company's investment and mortgage-backed securities. The lender takes possession of the securities during the period that the reverse repurchase agreement is outstanding. The terms of the agreements have typically ranged from 30 days to a maximum of 90 days. The proceeds of these transactions are used to meet cash flow needs of the Company. At June 30, 1997, the Company had no repurchase agreements outstanding.

         The following table sets forth the maximum month-end balance and average balance of borrowings, consisting solely of FHLB advances, for the periods indicated. See Note 8 of the Notes to Consolidated Financial Statements for additional information on borrowed funds.

                                                   Year Ended June 30,
                                       -----------------------------------------
                                        1995              1996             1997
                                       -------          -------          -------
                                                     (In Thousands)
Maximum Balance:
  FHLB advances .............          $18,500          $42,000          $53,000

Average Balance:
  FHLB advances .............          $11,513          $22,656          $49,125

         The following table sets forth certain information as to the Company's borrowings, consisting of solely FHLB advances, at the dates indicated.

                                                                                    June 30,
                                                                  ------------------------------------------
                                                                    1995              1996             1997
                                                                  -------           -------          -------
                                                                                 (In Thousands)
FHLB advances ................................................    $18,500           $42,000          $46,500
                                                                  =======           =======          =======

Weighted average interest rate of FHLB advances...............       6.50%             5.65%            5.68%

Subsidiary Activities

         As a federally chartered savings bank, the Bank is permitted by OTS regulations to invest up to 2% of its assets, or $4.9 million at June 30, 1997, in the stock of, or loans to service corporation subsidiaries. As of such date, the net book value of the Banks' investment in its service corporation was approximately $1.4 million. The Bank may invest an additional 1% of its assets in service corporations where such additional funds are used for inner-city or community development purposes and up to 50% of its total capital in conforming loans to service corporations in which it owns more than 10% of the capital stock. In addition to investments in service corporations, federal associations are permitted to invest an unlimited amount in operating subsidiaries engaged solely in activities which a federal association may engage in directly.

         The Bank organized a single service corporation in 1971, which was known as CEMO Service Corporation ("CEMO"). CEMO had a wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") through which it offered mutual funds, annuity and brokerage services through a registered broker-dealer to the Company's customers and members of the general public. In July 1994, CSFS was merged into CEMO and CEMO changed its name to Capital Savings Financial Services, Inc. CSFS recognized net income of $29,000 during fiscal 1997.

Regulation

         General. The Bank is a federally chartered savings bank, the deposits of which are federally insured and backed by the full faith and credit of the United States Government. Accordingly, the Bank is subject to broad federal regulation and oversight extending to all its operations. The Bank is a member of the FHLB of Des Moines and is subject to certain limited regulation by the Board of Governors of the Federal Reserve System ("Federal Reserve Board"). As the savings and loan holding company of the Bank, Capital Savings Bancorp, Inc. also is subject to federal regulation and oversight. The purpose of the regulation of the Company and other holding companies is to protect subsidiary savings associations. The Bank is a member of the Savings Association Insurance Fund ("SAIF"), which together with the Bank Insurance Fund (the "BIF") are the two deposit insurance funds administered by the FDIC, and the deposits of the Bank are insured by the FDIC. As a result, the FDIC has certain regulatory and examination authority over Capital Savings.

         Certain of these regulatory requirements and restrictions are discussed below or elsewhere in this document.

         Federal Regulation of Savings Associations. The OTS has extensive authority over the operations of savings associations. As part of this authority, Capital Savings is required to file periodic reports with the OTS and is subject to periodic examinations by the OTS. When these examinations are conducted by the OTS, the examiners may require the Bank to provide for higher general or specific loan loss reserves. The last regular OTS examination of the Bank was as of March 18, 1996. All savings associations are subject to a semi-annual assessment, based upon the savings association's total assets, to fund the operations of the OTS. The Bank's OTS assessment for the fiscal year ended June 30, 1997, was $62,340.

         The OTS also has extensive enforcement authority over all savings institutions and their holding companies, including the Company and the Bank. This enforcement authority includes, among other things, the ability to assess civil money penalties, to issue cease-and-desist or removal orders and to initiate injunctive actions. In general, these enforcement actions may be initiated for violations of laws and regulations and unsafe or unsound practices. Other actions or inactions may provide the basis for enforcement action, including misleading or untimely reports filed with the OTS. Except under certain circumstances, public disclosure of final enforcement actions by the OTS is required.

         In addition, the investment, lending and branching authority of the Bank is prescribed by federal laws and it is prohibited from engaging in any activities not permitted by such laws. For instance, no savings institution may invest in non-investment grade corporate debt securities. In addition, the permissible level of investment by federal associations in loans secured by non-residential real property may not exceed 400% of total capital, except with approval of the OTS. Federal savings associations are also generally authorized to branch nationwide. At June 30, 1997, the Bank was in compliance with the noted restrictions.

         The Bank's general permissible lending limit for loans-to-one-borrower is equal to the greater of $500,000 or 15% of unimpaired capital and surplus (except for loans fully secured by certain readily marketable collateral, in which case this limit is increased to 25% of unimpaired capital and surplus). At June 30, 1997, the Bank's lending limit under this restriction was approximately $2.9 million. The Bank is in compliance with the loans-to-one-borrower limitation.

         The OTS, as well as the other federal banking agencies, has adopted guidelines establishing safety and soundness standards on such matters as loan underwriting and documentation, asset quality, earnings standards, internal controls and audit systems, interest rate risk exposure and compensation and other employee benefits. Any institution which fails to comply with these standards must submit a compliance plan. A failure to submit a plan or to comply with an approved plan will subject the institution to further enforcement action.

         Insurance of Accounts and Regulation by the FDIC. The Bank is a member of the SAIF, which is administered by the FDIC. Deposits are insured up to applicable limits by the FDIC and such insurance is backed by the full faith and credit of the United States Government. As insurer, the FDIC imposes deposit insurance premiums and is authorized to conduct examinations of and to require reporting by FDIC-insured institutions. It also may prohibit any FDIC-insured institution from engaging in any activity the FDIC determines by regulation or order to pose a serious risk to the SAIF or the BIF. The FDIC also has the authority to initiate enforcement actions against savings associations, after giving the OTS an opportunity to take such action, and may terminate the deposit insurance if it determines that the institution has engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The FDIC's deposit insurance premiums are assessed through a risk-based system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums based upon their level of capital and supervisory evaluation. Under the system, institutions classified as well capitalized (i.e., a core capital ratio of at least 5%, a ratio of Tier 1 or core capital to risk-weighted assets ("Tier 1 risk-based capital") of at least 6% and a risk-based capital ratio of at least 10%) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (i.e., core and Tier 1 risk-based capital ratios of less than 4% or a risk-based capital ratio of less than 8%) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC semi-annually.

         The FDIC is authorized to increase assessment rates, on a semiannual basis, if it determines that the reserve ratio of the SAIF will be less than the designated reserve ratio of 1.25% of SAIF insured deposits. In setting these increased assessments, the FDIC must seek to restore the reserve ratio to that designated reserve level, or such higher reserve ratio as established by the FDIC. The FDIC may also impose special assessments on SAIF members to repay amounts borrowed from the United States Treasury or for any other reason deemed necessary by the FDIC.

         As is the case with the SAIF, the FDIC is authorized to adjust the insurance premium rates for banks that are insured by the BIF of the FDIC in order to maintain the reserve ratio of the BIF at 1.25% of BIF insured deposits. As a result of the BIF reaching its statutory reserve ratio the FDIC revised the premium schedule for BIF insured institutions to provide a range of .04% to .31% of deposits. The revisions became effective in the third quarter of 1995. In addition, the BIF rates were further revised, effective January 1996, to provide a range of 0% to .27%. The SAIF rates, however, were not adjusted. At the time the FDIC revised the BIF premium schedule, it noted that, absent legislative action (as discussed below), the SAIF would not attain its designated reserve ratio until the year 2002. As a result, SAIF insured members would continue to be generally subject to higher deposit insurance premiums than BIF insured institutions until, all things being equal, the SAIF attained its required reserve ratio.

         In order to eliminate this disparity and any competitive disadvantage between BIF and SAIF member institutions with respect to deposit insurance premiums, legislation to recapitalize the SAIF was enacted in September 1996. The legislation provides for a one-time assessment to be imposed on all deposits assessed at the SAIF rates, as of March 31, 1995, in order to recapitalize the SAIF. It also provides for the merger of the BIF and the SAIF on January 1, 1999 if no savings associations then exist. The special assessment rate has been established at .657% of deposits by the FDIC and the resulting assessment of $959,000 was paid in November 1996. This special assessment significantly increased noninterest expense and adversely affected Company's and the Bank's results of operations for the year ended June 30, 1997. As a result of the special assessment, Bank's deposit insurance premiums was reduced to zero based upon its current risk classification and the new assessment schedule for SAIF insured institutions. These premiums are subject to change in future periods.

         Prior to the enactment of the legislation, a portion of the SAIF assessment imposed on savings associations was used to repay obligations issued by a federally chartered corporation to provide financing ("FICO") for resolving the thrift crisis in the 1980s. Although the FDIC has proposed that the SAIF assessment be equalized with the BIF assessment schedule, effective October 1, 1996, SAIF-insured institutions will continue to be subject to a FICO assessment as a result of this continuing obligation. Although the legislation also now requires assessments to be made on BIF-assessable deposits for this purpose, effective January 1, 1997, that assessment will be limited to 20% of the rate imposed on SAIF assessable deposits until the earlier of December 31, 1999 or when no savings association continues to exist, thereby imposing a greater burden on SAIF member institutions such as the Bank. Thereafter, however, assessments on BIF- member institutions will be made on the same basis as SAIF-member institutions. The rates to be established by the FDIC to implement this requirement for all FDIC-insured institutions is uncertain at this time, but are anticipated to be about a 6.5 basis points assessment on SAIF deposits and 1.5 basis points on BIF deposits until BIF insured institutions participate fully in the assessment.

         Regulatory Capital Requirements. Federally insured savings associations, such as the Bank, are required to maintain a minimum level of regulatory capital. The OTS has established capital standards, including a tangible capital requirement, a leverage ratio (or core capital) requirement and a risk-based capital requirement applicable to such savings associations. These capital requirements must be generally as stringent as the comparable capital requirements for national banks. The OTS is also authorized to impose capital requirements in excess of these standards on individual associations on a case by case basis.

         The capital regulations require tangible capital of at least 1.5% of adjusted total assets (as defined by regulation). Tangible capital generally includes common stockholders' equity and retained income, and certain noncumulative perpetual preferred stock and related income. In addition, all intangible assets, other than a limited amount of purchased mortgage servicing rights, must be deducted from tangible capital for calculating compliance with the requirement. At June 30, 1997, the Bank did not have any intangible assets.

         The OTS regulations establish special capitalization requirements for savings associations that own subsidiaries. In determining compliance with the capital requirements, all subsidiaries engaged solely in activities permissible for national banks or engaged in certain other activities solely as agent for its customers are "includable" subsidiaries that are consolidated for capital purposes in proportion to the association's level of ownership. For excludable subsidiaries the debt and equity investments in such subsidiaries are deducted from assets and capital. All of the subsidiaries of the Bank are includable subsidiaries.

         At June 30, 1997, the Bank had tangible capital of $19.0 million, or 7.9% of adjusted total assets, which is approximately $15.4 million above the minimum requirement of 1.5% of adjusted total assets in effect on that date.

         The capital standards also require core capital equal to at least 3% of adjusted total assets. Core capital generally consists of tangible capital plus certain intangible assets, including a limited amount of purchased credit card relationships. As a result of the prompt corrective action provisions discussed below, however, a savings association must maintain a core capital ratio of at least 4% to be considered adequately capitalized unless its supervisory condition is such to allow it to maintain a 3% ratio. At June 30, 1997, the Bank had no intangibles which were subject to these tests.

         At June 30, 1997, the Bank had core capital equal to $19.0 million, or 7.9% of adjusted total assets, which is $11.8 million above the minimum leverage ratio requirement of 3% as in effect on that date.

          The OTS risk-based requirement requires savings associations to have total capital of at least 8% of risk-weighted assets. Total capital consists of core capital, as defined above, and supplementary capital. Supplementary capital consists of certain permanent and maturing capital instruments that do not qualify as core capital and general valuation loan and lease loss allowances up to a maximum of 1.25% of risk-weighted assets. Supplementary capital may be used to satisfy the risk-based requirement only to the extent of core capital. The OTS is also authorized to require a savings association to maintain an additional amount of total capital to account for concentration of credit risk and the risk of non-traditional activities. At June 30, 1997, the Bank had no capital instruments that qualify as supplementary capital and $739,000 of general loss reserves, which was less than 1.0% of risk-weighted assets.

         Certain exclusions from capital and assets are required to be made for the purpose of calculating total capital. Such exclusions consist of equity investments (as defined by regulation) and that portion of land loans and nonresidential construction loans in excess of an 80% loan-to-value ratio and reciprocal holdings of qualifying capital instruments. The Bank did not have any exclusions from capital and assets at June 30, 1997.

         In determining the amount of risk-weighted assets, all assets, including certain off-balance sheet items, will be multiplied by a risk weight, ranging from 0% to 100%, based on the risk inherent in the type of asset. For example, the OTS has assigned a risk weight of 50% for prudently underwritten permanent one- to four-family first lien mortgage loans not more than 90 days delinquent and having a loan to value ratio of not more than 80% at origination unless insured to such ratio by an insurer approved by the FNMA or FHLMC.

         OTS regulations also require that every savings association with more than normal interest rate risk exposure to deduct from its total capital, for purposes of determining compliance with such requirement, an amount equal to 50% of its interest-rate risk exposure multiplied by the present value of its assets. This exposure is a measure of the potential decline in the net portfolio value of a savings association, greater than 2% of the present value of its assets, based upon a hypothetical 200 basis point increase or decrease in interest rates (whichever results in a greater decline). Net portfolio value is the present value of expected cash flows from assets, liabilities and off-balance sheet contracts. The rule will not become effective until the OTS evaluates the process by which savings associations may appeal an interest rate risk deduction determination. It is uncertain as to when this evaluation may be completed. Any savings association with less than $300 million in assets and a total capital ratio in excess of 12% is exempt from this requirement unless the OTS determines otherwise.

         At June 30, 1997, the Bank had total capital of $19.8 million (including $19.0 million in core capital and $739,000 in allowance for loan losses) and risk-weighted assets of $119.1 million (no converted off-balance sheet assets were included); or total capital of 16.6% of risk-weighted assets. This amount was $10.3 million above the 8.0% requirement in effect on that date.

         The OTS and the FDIC are authorized and, under certain circumstances required, to take certain actions against savings associations that fail to meet their capital requirements. The OTS is generally required to take action to restrict the activities of an "undercapitalized association" (generally defined to be one with less than either a 4% core capital ratio, a 4% Tier 1 risk-based capital ratio or an 8% risked-based capital ratio). Any such association must submit a capital restoration plan and until such plan is approved by the OTS may not increase its assets, acquire another institution, establish a branch or engage in any new activities, and generally may not make capital distributions. The OTS is authorized to impose the additional restrictions that are applicable to significantly undercapitalized associations.

         As a condition to the approval of the capital restoration plan, any company controlling an undercapitalized association must agree that it will enter into a limited capital maintenance guarantee with respect to the institution's achievement of its capital requirements.

         Any savings association that fails to comply with its capital plan or is "significantly undercapitalized" (i.e., Tier 1 risk-based or core capital ratios of less than 3% or a risk-based capital ratio of less than 6%) must be made subject to one or more of additional specified actions and operating restrictions which may cover all aspects of its operations and include a forced merger or acquisition of the association. An association that becomes "critically undercapitalized" (i.e., a tangible capital ratio of 2% or less) is subject to further mandatory restrictions on its activities in addition to those applicable to significantly undercapitalized associations. In addition, the OTS must appoint a receiver (or conservator with the concurrence of the FDIC) for a savings association, with certain limited exceptions, within 90 days after it becomes critically undercapitalized. Any undercapitalized association is also subject to the general enforcement authority of the OTS and the FDIC, including the appointment of a conservator or a receiver.

         The OTS is also generally authorized to reclassify an association into a lower capital category and impose the restrictions applicable to such category if the institution is engaged in unsafe or unsound practices or is in an unsafe or unsound condition.

         The imposition by the OTS or the FDIC of any of these measures on the Bank or the Company may have a substantial adverse effect on the Company's operations and profitability. Company shareholders do not have preemptive rights, and therefore, if the Company is directed by the OTS or the FDIC to issue additional shares of Common Stock, such issuance may result in the dilution in the percentage of ownership of the Company.

         Limitations on Dividends and Other Capital Distributions. OTS regulations impose various restrictions on savings associations with respect to their ability to make distributions of capital, which include dividends, stock redemptions or repurchases, cash-out mergers and other transactions charged to the capital account. OTS regulations also prohibit a savings association from declaring or paying any dividends or from repurchasing any of its stock if, as a result, the regulatory capital of the association would be reduced below the amount required to be maintained for the liquidation account established in connection with its mutual to stock conversion.

         Generally, savings associations, such as the Bank, that before and after the proposed distribution meet their capital requirements, may make capital distributions during any calendar year equal to the greater of 100% of net income for the year-to-date plus 50% of the amount by which the lesser of the association's tangible, core or risk-based capital exceeds its capital requirement for such capital component, as measured at the beginning of the calendar year, or 75% of their net income for the most recent four quarter period. However, an association deemed to be in need of more than normal supervision by the OTS may have its dividend authority restricted by the OTS. The Bank may pay dividends in accordance with this general authority.

         Savings associations proposing to make any capital distribution need only submit written notice to the OTS 30 days prior to such distribution. Savings associations that do not, or would not meet their current minimum capital requirements following a proposed capital distribution, however, must obtain OTS approval prior to making such distribution. The OTS may object to the distribution during that 30-day period notice based on safety and soundness concerns. See "Regulatory Capital Requirements."

         The OTS has proposed regulations that would revise the current capital distribution restrictions. Under the proposal a savings association may make a capital distribution without notice to the OTS (unless it is a subsidiary of a holding company) provided that it has a CAMEL 1 or 2 rating, is not of supervisory concern, and would remain adequately capitalized (as defined in the OTS prompt corrective action regulations) following the proposed distribution. Savings associations that would remain adequately capitalized following the proposed distribution but do not meet the other noted requirements must notify the OTS 30 days prior to declaring a capital distribution. The OTS stated it will generally regard as permissible that amount of capital distributions that do not exceed 50% of the institution's excess regulatory capital plus net income to date during the calendar year. A savings association may not make a capital distribution without prior approval of the OTS and the FDIC if it is undercapitalized before, or as a result of, such a distribution. As under the current rule, the OTS may object to a capital distribution if it would constitute an unsafe or unsound practice. No assurance may be given as to whether or in what form the regulations may be adopted.

         Liquidity. All savings associations, including the Bank, are required to maintain an average daily balance of liquid assets equal to a certain percentage of the sum of its average daily balance of net withdrawable deposit accounts and borrowings payable in one year or less. This liquid asset ratio requirement may vary from time to time (between 4% and 10%) depending upon economic conditions and savings flows of all savings associations. At the present time, the minimum liquid asset ratio is 5%.

         In addition, short-term liquid assets (e.g., cash, certain time deposits, certain bankers acceptances and short-term United States Treasury obligations) currently must constitute at least 1% of the association's average daily balance of net withdrawable deposit accounts and current borrowings. Penalties may be imposed upon associations for violations of either liquid asset ratio requirement. At June 30, 1997, the Bank was in compliance with both requirements, with an overall liquid asset ratio of 7.1% and a short-term liquid assets ratio of 3.5%.

         Accounting. An OTS policy statement applicable to all savings associations clarifies and re-emphasizes that the investment activities of a savings association must be in compliance with approved and documented investment policies and strategies, and must be accounted for in accordance with GAAP. Under the policy statement, management must support its classification of and accounting for loans and securities (i.e., whether held for investment, sale or trading) with appropriate documentation. The Company is in compliance with these amended rules.

         OTS accounting regulations, which may be made more stringent than GAAP by the OTS, require that transactions be reported in a manner that best reflects their underlying economic substance and inherent risk and that financial reports must incorporate any other accounting regulations or orders prescribed by the OTS.

         Qualified Thrift Lender Test. All savings associations, including the Bank, are required to meet a qualified thrift lender ("QTL") test to avoid certain restrictions on their operations. This test requires a savings association to have at least 65% of its portfolio assets (as defined by regulation) in qualified thrift investments on a monthly average for nine out of every 12 months on a rolling basis. As an alternative, the savings association may maintain 60% of its assets in those assets specified in Section 7701(a)(19) of the Internal Revenue Code of 1986, as amended (the "Code"). Under either test, such assets primarily consist of residential housing related loans and investments. At June 30, 1997, the Bank met the test and has always met the test since its effectiveness.

         Any savings association that fails to meet the QTL test must convert to a national bank charter, unless it requalifies as a QTL and thereafter remains a QTL. If an association does not requalify and converts to a national bank charter, it must remain SAIF-insured until the FDIC permits it to transfer to the BIF. If such an association has not yet requalified or converted to a national bank, its new investments and activities are limited to those permissible for both a savings association and a national bank, and it is limited to national bank branching rights in its home state. In addition, the association is immediately ineligible to receive any new FHLB borrowings and is subject to national bank limits for payment of dividends. If such association has not requalified or converted to a national bank within three years after the failure, it must divest of all investments and cease all activities not permissible for a national bank. In addition, it must repay promptly any outstanding FHLB borrowings, which may result in prepayment penalties. If any association that fails the QTL test is controlled by a holding company, then within one year after the failure, the holding company must register as a bank holding company and become subject to all restrictions on bank holding companies. See "- Holding Company Regulation."

         Community Reinvestment Act. Under the Community Reinvestment Act ("CRA"), every FDIC insured institution has a continuing and affirmative obligation consistent with safe and sound banking practices to help meet the credit needs of its entire community, including low and moderate income neighborhoods. The CRA does not establish specific lending requirements or programs for financial institutions nor does it limit an institution's discretion to develop the types of products and services that it believes are best suited to its particular community, consistent with the CRA. The CRA requires the OTS, in connection with the examination of the Bank, to assess the institution's record of meeting the credit needs of its community and to take such record into account in its evaluation of certain applications, such as a merger or the establishment of a branch, by the Bank. An unsatisfactory rating may be used as the basis for the denial of an application by the OTS.

         The federal banking agencies, including the OTS, have recently revised the CRA regulations and the methodology for determining an institution's compliance with the CRA. Due to the heightened attention being given to the CRA in the past few years, the Bank may be required to devote additional funds for investment and lending in its local community. The Bank was examined for CRA compliance in April 1996 and received a rating of "satisfactory."

         Transactions with Affiliates. Generally, transactions between a savings association or its subsidiaries and its affiliates are required to be on terms as favorable to the association as transactions with non-affiliates. In addition, certain of these transactions, such as loans to an affiliate, are restricted to a percentage of the association's capital. Affiliates of the Bank include the Company and any company which is under common control with the Company or the Bank. In addition, a savings association may not lend to any affiliate engaged in activities not permissible for a bank holding company or acquire the securities of most affiliates. The Bank's subsidiaries are not deemed affiliates; however, the OTS has the discretion to treat subsidiaries of savings associations as affiliates on a case by case basis.

         Certain transactions with directors, officers or controlling persons are also subject to conflict of interest regulations enforced by the OTS. These conflict of interest regulations and other statutes also impose restrictions on loans to such persons and their related interests. Among other things, such loans must be made on terms substantially the same as for loans to unaffiliated individuals.

         Holding Company Regulation. Capital Savings is a unitary savings and loan holding company subject to regulatory oversight by the OTS. As such, Capital Savings is required to register and file reports with the OTS and is subject to regulation and examination by the OTS. In addition, the OTS has enforcement authority over the Company and its non-savings association subsidiaries which also permits the OTS to restrict or prohibit activities that are determined to be a serious risk to the subsidiary savings association.

         As a unitary savings and loan holding company, Capital Savings generally is not subject to activity restrictions. If the Company acquires control of another savings association as a separate subsidiary, it would become a multiple savings and loan holding company, and the activities of the Company and any of its subsidiaries (other than the Bank or any other SAIF-insured savings association) would become subject to such restrictions unless such other associations each qualify as a QTL and were acquired in a supervisory acquisition.

         If the Bank fails the QTL test, Capital Savings must obtain the approval of the OTS prior to continuing after such failure, directly or through its other subsidiaries, any business activity other than those approved for multiple savings and loan holding companies or their subsidiaries. In addition, within one year of such failure the Company must register as, and will become subject to, the restrictions applicable to bank holding companies. The activities authorized for a bank holding company are more limited than are the activities authorized for a unitary or multiple savings and loan holding company. See "--Qualified Thrift Lender Test."

         Capital Savings must obtain approval from the OTS before acquiring control of any other SAIF-insured association. Such acquisitions are generally prohibited if they result in a multiple savings and loan holding company controlling savings associations in more than one state. However, such interstate acquisitions are permitted based on specific state authorization or in a supervisory acquisition of a failing savings association.

         Federal Securities Law. The stock of Capital Savings is registered with the SEC under the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The Company is subject to the information, proxy solicitation, insider trading restrictions and other requirements of the SEC under the Exchange Act.

         Capital Savings stock held by persons who are affiliates (generally officers, directors and principal stockholders) of the Company may not be resold without registration or unless sold in accordance with certain resale restrictions. If the Company meets specified current public information requirements, each affiliate of the Company is able to sell in the public market, without registration, a limited number of shares in any three-month period.

         Federal Reserve System. The Federal Reserve Board requires all depository institutions to maintain non-interest bearing reserves at specified levels against their transaction accounts (primarily checking, NOW and Super NOW checking accounts). At June 30, 1997, the Bank was in compliance with these reserve requirements. The balances maintained to meet the reserve requirements imposed by the Federal Reserve Board may be used to satisfy liquidity requirements that may be imposed by the OTS. See "- Liquidity."

         Savings associations are authorized to borrow from the Federal Reserve Bank "discount window," but Federal Reserve Board regulations require associations to exhaust other reasonable alternative sources of funds, including FHLB borrowings, before borrowing from the Federal Reserve Bank.

         Federal Home Loan Bank System. The Bank is a member of the FHLB of Des Moines, which is one of 12 regional FHLBs that administers the home financing credit function of savings associations. Each FHLB serves as a reserve or central bank for its members within its assigned region. It is funded primarily from proceeds derived from the sale of consolidated obligations of the FHLB System. It makes loans to members (i.e., advances) in accordance with policies and procedures established by the board of directors of the FHLB, which are subject to the oversight of the Federal Housing Finance Board. All advances from the FHLB are required to be fully secured by sufficient collateral as determined by the FHLB. In addition, all long-term advances are required to provide funds for residential home financing.

         As a member, the Bank is required to purchase and maintain stock in the FHLB of Des Moines. At June 30, 1997, the Bank had $3.0 million in FHLB stock, which was in compliance with this requirement. In past years, the Bank has received substantial dividends on its FHLB stock. Over the past five calendar years such dividends have averaged 7.93% and were 7.0% for the first two quarters of calendar 1997.

         Under federal law the FHLBs are required to provide funds for the resolution of troubled savings associations and to contribute to low- and moderately priced housing programs through direct loans or interest subsidies on advances targeted for community investment and low- and moderate-income housing projects. These contributions have affected adversely the level of FHLB dividends paid and could continue to do so in the future. These contributions could also have an adverse effect on the value of FHLB stock in the future. A reduction in value of the Bank's FHLB stock may result in a corresponding reduction in the Bank's capital.

Federal and State Taxation

         Federal Taxation. Savings associations such as the Bank that met certain definitional tests relating to the composition of assets and other conditions prescribed by the Code, had been permitted to establish reserves for bad debts and to make annual additions thereto which may, within specified formula limits, be taken as a deduction in computing taxable income for federal income tax purposes. The amount of the bad debt reserve deduction for "non-qualifying loans" was computed under the experience method. The amount of the bad debt reserve deduction for "qualifying real property loans" (generally loans secured by improved real estate) was computed under either the experience method or the percentage of taxable income method (based on an annual election).

         Under the experience method, the bad debt reserve deduction is an amount determined under a formula based generally upon the bad debts actually sustained by the savings association over a period of years.

         The percentage of specially computed taxable income that was used to compute a savings association's bad debt reserve deduction under the percentage of taxable income method (the "percentage bad debt deduction") was 8%. The percentage bad debt deduction thus computed was reduced by the amount permitted as a deduction for non-qualifying loans under the experience method. The availability of the percentage of taxable income method permitted qualifying savings associations to be taxed at a lower effective federal income tax rate than that applicable to corporations generally (approximately 31.3% assuming the maximum percentage bad debt deduction).

         Under the percentage of taxable income method, the percentage bad debt deduction could not exceed the amount necessary to increase the balance in the reserve for "qualifying real property loans" to an amount equal to 6% of such loans outstanding at the end of the taxable year or the greater of (i) the amount deductible under the experience method or (ii) the amount which when added to the bad debt deduction for "non-qualifying loans" equaled the amount by which 12% of the amount comprising savings accounts at year-end exceeded the sum of surplus, undivided profits and reserves at the beginning of the year.

         In August 1996, legislation was enacted that repealed the reserve method of accounting (including the percentage of taxable income method) used by many thrift to calculate their bad debt reserve for federal income tax purposes. Thrift institutions with $500 million or less in assets may, however, continue to use the experience method. As a result, the Bank must recapture that portion of the reserve that exceeds the amount that could have been taken under the experience method for post-1987 tax years. At June 30, 1997, the Bank's post-1987 excess reserves amounted to approximately $553,000. The recapture will occur over a six-year period, the commencement of which will be delayed until the first taxable year beginning after December 31, 1997, provided the institution meets certain residential lending requirements. The Bank did not meet these requirements for the year ended June 30, 1997, and recaptured one-sixth of the excess reserves. The legislation also requires thrift institutions to account for bad debts for federal income tax purposes on the same basis as commercial banks for tax years beginning after December 31, 1995.

         In addition to the regular income tax, corporations, including savings associations such as the Bank, generally are subject to a minimum tax. An alternative minimum tax is imposed at a minimum tax rate of 20% on alternative minimum taxable income, which is the sum of a corporation's regular taxable income (with certain adjustments) and tax preference items, less any available exemption. The alternative minimum tax is imposed to the extent it exceeds the corporation's regular income tax and net operating losses can offset no more than 90% of alternative minimum taxable income. For taxable years beginning after 1986 and before 1996, corporations, including savings associations such as the Bank, are also subject to an environmental tax equal to 0.12% of the excess of alternative minimum taxable income for the taxable year (determined without regard to net operating losses and the deduction for the environmental tax) over $2.0 million.

         To the extent earnings appropriated to a savings association's bad debt reserves for "qualifying real property loans" and deducted for federal income tax purposes exceed the allowable amount of such reserves computed under the experience method and to the extent of the association's supplemental reserves for losses on loans ("Excess"), such Excess may not, without adverse tax
consequences,   be  utilized  for  the  payment  of  cash   dividends  or  other
distributions to a shareholder (including distributions on redemption, dissolution or liquidation) or for any other purpose (except to absorb bad debt losses). As of June 30, 1997, the Bank's Excess for tax purposes totaled approximately $624,000.

         The Company and its subsidiaries file consolidated federal income tax returns on a fiscal year basis using the accrual method of accounting. Savings associations, such as the Bank, that file federal income tax returns as part of a consolidated group are required by applicable Treasury regulations to reduce their taxable income for purposes of computing the percentage bad debt deduction for losses attributable to activities of the non-savings association members of the consolidated group that are functionally related to the activities of the savings association member.

         The tax returns of the Bank and its subsidiary have been audited by the IRS for the years ended June 30, 1988, 1989 and 1990 and have executed a closing agreement with the IRS with respect to these periods. The Company's tax returns have never been audited by the IRS. In the opinion of management, any examination of still open returns (including returns of subsidiaries and predecessors of, or entities merged into, the Company) would not result in a deficiency which could have a material adverse effect on the financial condition of the Company and its consolidated subsidiaries.

         Missouri Taxation. Missouri-based thrift institutions, such as the Bank, are subject to a special financial institutions tax, based on net income without regard to net operating loss carryforwards, at the rate of 7% of net income. This tax is in lieu of all other state taxes on thrift institutions, on their property, capital or income, except taxes on tangible personal property owned by the Bank and on real estate, contributions paid pursuant to the Unemployment Compensation law of Missouri, social security taxes, sales taxes and use taxes. In addition, the Bank is entitled to credit against this tax all taxes paid to the State of Missouri or any political subdivision except taxes on tangible personal property owned by the Bank and held for lease of rental to others and on real estate, contributions paid pursuant to the Unemployment Compensation Law of Missouri, social security taxes, sales and use taxes, and taxes imposed by the Missouri Financial Institutions Tax Law. Missouri thrift institutions are not subject to the regular state corporate income tax.

         Delaware Taxation. As a Delaware holding company, the Company is exempted from Delaware corporate income tax but is required to file an annual report with and pay an annual fee to the State of Delaware. The Company is also subject to an annual franchise tax imposed by the State of Delaware.

Competition

         Capital Savings faces strong competition, both in originating real estate and other loans and in attracting deposits. Competition in originating real estate loans comes primarily from other commercial banks, savings associations, mortgage brokers and credit unions making loans secured by real estate located in the Company's market area. Commercial banks, credit unions and finance companies provide vigorous competition in consumer lending. The Company competes for real estate and other loans principally on the basis of the quality of services it provides to borrowers, interest rates and loan fees it charges, and the types of loans it originates.

         The Company attracts all of its deposits through its branch and limited service offices, primarily from the communities in which those offices are located; therefore, competition for those deposits is principally from other commercial banks, savings associations, credit unions and brokerage firms located in the same communities. The Company competes for these deposits by offering a variety of deposit accounts at competitive rates, convenient business hours and branch locations with interbranch deposit and withdrawal privileges.

         The Company primarily serves all or a portion of Boone, Callaway, Camden, Cole, Crawford, Franklin, Gasconade, Maries, Miller, Moniteau, Morgan, Osage, Phelps and Pulaski counties in Missouri. There are 35 commercial banks, 7 savings institutions, other than Capital Savings, and 15 credit unions which compete for deposits and loans in Capital Savings' primary market area.

Employees

         At June 30, 1997, the Company and its subsidiary had a total of 83 employees, including six part-time employees. The Company's employees are not represented by any collective bargaining group. Management considers its employee relations to be good.

Executive Officers of the Company and the Bank Who Are Not Directors

         The following information as to the business experience during the past five years is supplied with respect to executive officers of the Company and the Bank who do not serve on either the Company's or the Bank's Board of Directors. There are no arrangements or understandings between the persons named and any other person pursuant to which such officers were selected.

         Charles  Wm.  Clark - Mr.  Clark,  Age 54, is the  Bank's  Senior  Vice
President - Savings and Deposits. Mr. Clark is primarily responsible for the supervision and operation of Capital Savings' deposit operations. Mr. Clark joined Capital Savings in 1970 as a Vice President. In 1986 he became head of savings and deposits, and was appointed Senior Vice President in 1992. In addition, Mr. Clark serves as a Director of CSFS.

         Shannon C. Britt - Mr. Britt, Age 38, serves as Vice President - Lending Operations, and is responsible for the overall administration of lending services offered by the Bank, including compliance with lending policies and regulations, development of loan programs, underwriting of loans and collections. Mr. Britt joined Capital Savings in 1990 as Internal Auditor/Compliance Officer and was appointed Vice President in 1992. Prior to joining Capital Savings, Mr. Britt had served as a lending officer with another Missouri financial institution since 1983. Mr. Britt received a B.S. in Business Administration degree from Southeast Missouri State University.

Item 2.  Description of Property

         The Company conducts its business at its main office and two supermarket branches in Jefferson City, Missouri, and five other locations in its primary market area. In addition, the Company maintains one limited service agency office in its primary market area.

         The Company owns its main office and four of its branch offices; the remaining three branch offices and the limited service agency office are leased. The total net book value of the Company's premises and equipment (including land, building and leasehold improvements and furniture, fixtures and equipment) at June 30, 1997 was $2.2 million. See Note 6 of Notes to Consolidated Financial Statements.

         Capital Savings will continue to expand and improve its current facilities as needed. During April 1997, the Bank opened its second supermarket branch facility in Jefferson City, Missouri. Management believes that these supermarket branch offices are an effective way to service its customers due to their size, efficiency and convenient high traffic locations.

         The Company maintains an on-line data base with a service bureau servicing financial institutions. The net book value of the data processing and computer equipment utilized by the Company at June 30, 1997 was $127,000.

Item 3.  Legal Proceedings

         Capital Savings is involved, from time to time, as plaintiff or defendant in various legal actions arising in the normal course of their businesses. While the ultimate outcome of these proceedings cannot be predicted with certainty, it is the opinion of management, after consultation with counsel representing Capital Savings in the proceedings, that the resolution of these proceedings should not have a material effect on Capital Savings's results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of security holders, through the solicitation of proxies or otherwise, during the quarter ended June 30, 1997.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         Page 41 of the attached 1997 Annual Report to Stockholders is incorporated herein by reference.

Item 6.  Management's Discussion and of Operation

         Pages 4 through 14 of the attached 1997 Annual Report to Stockholders are incorporated herein by reference.

Item 7.  Financial Statements

         The following information appearing in the Company's Annual Report to Stockholders is incorporated herein by reference.

Annual Report Section                                     Pages in Annual Report
---------------------                                     ----------------------

Independent Accountants' Report                                    15

Consolidated Statements of Financial Condition as of               16
 June 30, 1996 and 1997

Consolidated Statements of Income for Years Ended                  17
  June 30, 1995, 1996 and 1997

Consolidated Statements of Changes in Stockholders' Equity        18-19
  for Years Ended June 30, 1995, 1996 and 1997

Consolidated Statements of Cash Flows for Years Ended             20-21
  June 30, 1995, 1996 and 1997

Notes to Consolidated Financial Statements                        22-40

         With the exception of the aforementioned information, the Company's Annual Report to Stockholders for the year ended June 30, 1997, is not deemed filed as part of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         There has been no Current Report on Form 8-K filed within 24 months prior to the date of the most recent financial statements reporting a change of accountants and/or reporting disagreements on any matter of accounting principle or financial statement disclosure.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors

         Information concerning Directors of the Company is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Executive Officers

         Information regarding the business experience of the executive officers of the Company and the Bank who are not directors is contained in Part I of this Form 10-KSB and incorporated herein by reference.

Compliance with Section 16(a)

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal years ended June 30, 1997, all Section 16(a) filing requirements applicable to its officers, directors and greater than 10 percent beneficial owners were complied with.

Item 10.  Executive Compensation

         Information concerning executive compensation is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 11.  Security  Ownership of Certain Beneficial Owners and Management

         Information concerning security ownership of certain beneficial owners and management is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 12.  Certain Relationships and Related Transactions

         Information concerning certain relationships and related transactions is incorporated herein by reference from the definitive Proxy Statement for the Annual Meeting of Stockholders to be held in October 1997, a copy of which will be filed not later than 120 days after the close of the fiscal year.

Item 13.          Exhibits and Reports on Form 8-K

                  (a) Exhibits:  See Index to Exhibits

                  (b) Reports on Form 8-K: No reports on Form 8-K were filed during the three-month period ended June 30, 1997.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       CAPITAL SAVINGS BANCORP, INC.



Date: September 25, 1997               By:     /s/ Larry V. Schepers
      ------------------               -----------------------------------------
                                       Larry V. Schepers, Chairman of the Board,
                                       President and Chief Executive Officer
                                       (Duly Authorized Representative)


   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Larry V. Schepers                            /s/ Frank A. Sloan
-----------------------------------------        -------------------------------
Larry V. Schepers, Chairman of the Board,        Frank A. Sloan, Director
President and Chief Executive Officer
(Principal Executive Officer)

Date: September 25, 1997                         Date: September 25, 1997
      ------------------                               ------------------


/s/ Ralph J. Kalberloh                           /s/ Wayne R. Walquist
-----------------------------------------        -------------------------------
Ralph J. Kalberloh, Director                     Wayne R. Walquist, Director

Date: September 25, 1997                         Date: September 25, 1997
      ------------------                               ------------------


/s/ Arthur F. Wankum                             /s/ Joseph E. Forck
-----------------------------------------        -------------------------------
Arthur F. Wankum, Director, Executive Vice       Joseph E. Forck, Director and
President and Chief Financial Officer            Senior Vice President
(Principal Financial and Accounting Officer)

Date: September 25, 1997                         Date: September 25, 1997
      ------------------                               ------------------

                                INDEX TO EXHIBITS


 Exhibit
 Number                               Document
 ------                               --------

   3 The Articles of Incorporation and Bylaws, filed on September 24, 1993 as exhibits 3.1 and 3.2, respectively, to Registrant's
            Registration Statement on Form S-1 (File No. 33-69372), are incorporated herein by reference.

   4 Registrant's Specimen Stock Certificate, filed on September 24, 1993 as Exhibit 4 to Registrant's Registration Statement on Form S-1 (File No. 33-69372), is incorporated herein by reference.

 10.1 Employment Agreements between the Bank and Larry V. Schepers, filed on September 24, 1993 as Exhibit 10.2 to Registrant's Registration Statement on Form S-1 (File No. 33-69372), is incorporated herein by reference.

 10.2 Registrant's Employee Stock Ownership Plan, filed on September 24, 1993 as Exhibit 10.3 to Registrant's Registration Statement on Form S-1 (File No. 33-69372), is incorporated herein by reference.

 10.3 Registrant's 1994 Stock Option and Incentive Plan, filed on September 24, 1993 as Exhibit 10.1 to Registrant's Registration Statement on Form S-1 (File No. 33-69372), is incorporated herein by reference.

 10.4 Registrant's Recognition and Retention Plan, filed on September 24, 1993 as Exhibit 10.4 to Registrant's Registration Statement on Form S-1 (File No. 33-69372), is incorporated herein by reference.

 10.5       Registrant's  Executive  Salary  Continuation  Agreement,  filed  as
            Exhibit 10.4 to Registrant's Report on Form 10-KSB for the fiscal year ended June 30, 1995 (File No. 0-22656), are incorporated herein by reference.

 13         Annual Report to Stockholders

 21         Subsidiaries of the Registrant

 23         Consent of Accountants

 27         Financial Data Schedule (electronic filing only)