Form 10QSB
period 1997-09-30
CAPITAL SAVINGS BANCORP INC
filed 1997-11-14
CIK 912610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities and
      Exchange Act of 1934



For the Quarterly Period Ended September 30, 1997    Commission File No. 0-22656


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


The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,891,800 at November 10, 1997.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

                          CAPITAL SAVINGS BANCORP, INC.
                                   FORM 10-QSB



                                      Index


Part I.    Financial Information


Item 1            Financial Statements

                  Consolidated Statements of Financial Condition as of September 30, 1997 (unaudited) and June 30, 1997

                  Consolidated Statements of Operations for the Three Months ended September 30, 1997 and 1996(unaudited)

                  Consolidated Statements of Cash Flows for the Three Months ended September 30, 1997 and 1996 (unaudited)

                  Notes to Consolidated Financial Statements (unaudited)

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations



Part II.   Other Information

Item 1            Legal Proceedings

Item 2            Changes in Securities

Item 3            Defaults upon Senior Securities

Item 4            Submission of Matters to a Vote of Security Holders

Item 5            Other Information

Item 6            Exhibits and Reports on Form 8-K

Signatures

Exhibit 11

* Exhibit 27


* Submitted only with filing in electronic format.

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                                  September 30,        June 30,
                                                                     1997                1997
                                                                -------------      -------------
                                                                  (unaudited)
                                ASSETS
Cash and due from depository institutions (including ......     $   7,115,474      $   7,953,414
  interest-earning deposits totaling $3,703,000  at
  September 30, 1997 and $4,468,000 at June 30, 1997)
Securities available-for-sale .............................        29,650,983         28,154,190
Securities held-to-maturity (approximate fair values of
  $5,018,000 at September 30, 1997 and
  $9,004,000 at June 30, 1997) ............................         4,994,886          8,984,323
Stock in Federal Home Loan Bank ...........................         3,025,000          3,025,000
Loans receivable, net .....................................       193,206,404        190,202,685
Accrued interest receivable ...............................         1,512,198          1,465,221
Real estate owned held-for-sale, net ......................            28,566             68,898
Premises and equipment, net ...............................         2,252,236          2,231,146
Other assets ..............................................           473,022            433,019
                                                                -------------      -------------
     Total assets .........................................     $ 242,258,769      $ 242,517,896
                                                                =============      =============

                 LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ..................................................     $ 170,994,597      $ 171,038,959
Borrowed funds ............................................        45,000,000         46,500,000
Advances from borrowers for taxes and insurance ...........         1,645,446          1,335,474
Accrued expenses and other liabilities ....................         1,317,008          1,352,868
Income tax payable ........................................         1,158,896            950,407
                                                                -------------      -------------
     Total liabilities ....................................       220,115,947        221,177,708

Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued ..................              --                 --
Common stock, $.01 par value:
  Authorized, 5,200,000 shares; Issued, 2,149,597 .........            21,496             21,496
Additional paid-in capital ................................        11,980,738         11,910,849
Retained earnings, restricted .............................        14,616,845         14,122,506
                                                                -------------      -------------
                                                                   26,619,079         26,054,851

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition (continued)

                                                                  September 30,        June 30,
                                                                     1997                1997
                                                                -------------      -------------
                                                                  (unaudited)

Treasury Stock, at cost - 258,389 shares at
     September 30, 1997 and 257,789 shares at June 30, 1997        (4,279,473)        (4,271,136)
Deferred compensation-Recognition and
     Retention Plan (RRP) .................................          (134,859)          (171,176)
Deferred compensation - Employee Stock
    Ownership Plan (ESOP) .................................          (431,834)          (461,805)
  Unrealized gain (loss) on securities available-for-sale,
    net of deferred taxes .................................           369,909            189,454
                                                                -------------      -------------
      Total stockholders' equity ..........................        22,142,822         21,340,188
                                                                -------------      -------------
      Total liabilities and stockholders' equity ..........     $ 242,258,769      $ 242,517,896
                                                                =============      =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
                                                   Three Months     Three Months
                                                      Ended             Ended
                                                  September 30,     September 30,
                                                       1997              1996
                                                   -----------      -----------
INTEREST INCOME:
  Loans receivable ..........................      $ 3,599,440      $ 3,169,650
  Consumer and other loans ..................          374,519          299,669
  Investment securities held-to-maturity
    and securities available-for-sale .......          270,829          322,883
  Mortgage-backed securities ................          380,359          477,824
  Other interest-earning assets .............           41,497           18,922
                                                   -----------      -----------
    Total Interest Income ...................        4,666,644        4,288,948
                                                   -----------      -----------

INTEREST EXPENSE:
  Deposits ..................................        2,035,669        1,831,013
  Borrowed funds ............................          628,564          676,942
                                                   -----------      -----------

    Total Interest expense ..................        2,664,233        2,507,955
                                                   -----------      -----------

    Net Interest Income .....................        2,002,411        1,780,993

Provision for loan losses ...................           30,000           30,000
                                                   -----------      -----------
    Net interest income after
    provision for loan losses ...............        1,972,411        1,750,993
                                                   -----------      -----------

NONINTEREST INCOME:
  Bank service charges and fees .............          240,249          124,215
  Loan servicing fees .......................           45,441           50,038
  Other .....................................          155,316           61,406
  Income (loss) from real estate
    owned held-for-sale .....................              438            1,163
                                                   -----------      -----------

    Total noninterest income ................          441,444          236,822
                                                   -----------      -----------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited) (continued)
                                                   Three Months     Three Months
                                                      Ended             Ended
                                                  September 30,     September 30,
                                                       1997              1996
                                                   -----------      -----------
NONINTEREST EXPENSE:
  Compensation and benefits .................          712,830          565,263
  Occupancy and equipment ...................          173,241          151,551
  Federal insurance premiums ................           26,880        1,045,895
  Other expense .............................          503,546          423,155
                                                   -----------      -----------

    Total noninterest expense ...............        1,416,497        2,185,864
                                                   -----------      -----------

    Income before provision for
      income taxes ..........................          997,358         (198,049)

Provision for income taxes ..................          394,948          (73,271)
                                                   -----------      -----------

                 Net Income .................      $   602,410      ($  124,778)
                                                   ===========      ===========

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)   (Dollars in Thousands)
                                                             Three Months  Three Months
                                                                Ended          Ended
                                                             September 30,  September 30,
                                                                1997            1996
OPERATING ACTIVITIES
Net Income ..............................................     $    602      ($   125)

Adjustments  to  reconcile net income to net cash
 provided  by  operating activities:
  Amortization of deferred loan origination fees ........          (20)          (13)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale .............           18            16
  Depreciation ..........................................           96            84
  Provision for loan losses .............................           30            30
  Loss(gain) on sale of real estate
    owned held for sale .................................            0             0
  Loss(gain) on sale of securities ......................          (52)            0
  Compensation Expense-RRP ..............................           28             8
  Compensation Expense-ESOP .............................          100            20
  Origination of loans receivable
    originated for sale to FHLMC ........................       (1,319)            0
  Proceeds from loans receivable
    originated for sale to FHLMC ........................        1,319             0
Adjustments for (increases) decreases in operating assets
  and increases (decreases) in operating liabilities:
  Accrued interest and other assets .....................          (87)          (22)
  Accrued expenses and other liabilities ................          (36)          973
  Income taxes payable ..................................         (104)            6
                                                              --------      --------
    Net cash provided by operating activities ...........     $    575      $    977
                                                              --------      --------

INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net ......................     ($ 2,841)     ($ 9,488)
Principal payments on mortgage-backed securities ........        1,442         1,504
Purchases of:
     Securities available-for-sale ......................       (2,905)       (1,326)
     Securities held-to-maturity ........................            0        (2,800)
Proceeds from maturities of:
     Securities available-for-sale ......................            0           500
     Securities held-to-maturity ........................        4,000             0
Sales of securities available-for-sale ..................          222             0
Purchase of Federal Home Loan Bank stock ................            0          (550)
Proceeds from sale of real estate owned held-for-sale ...           38             0
Purchase of premises and equipment ......................          (21)          (86)
                                                              --------      --------

Net cash provided (used) by investing activities ........     ($    65)     ($12,246)
                                                              --------      --------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)    (Dollars in Thousands)
                                                             Three Months   Three Months
                                                                Ended          Ended
                                                             September 30,   September 30,
                                                                 1997           1996
                                                              --------      --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits .....................     ($    44)     $  2,091
Net increase (decrease) in borrowed funds ...............       (1,500)       11,000
Net increase (decrease) in advances from borrowers
  for taxes and insurance ...............................          310           179
Acquisition of treasury stock ...........................            0          (941)
Dividends................................................         (114)          (86)
     Net cash provided (used) by financing activities ...     ($ 1,348)     $ 12,243
                                                              --------      --------

     Net increase (decrease) in cash and cash equivalents         (838)          974

Cash and cash equivalents at beginning of the period ....        7,953         2,973
                                                              --------      --------

Cash and cash equivalents at end of the period ..........     $  7,115      $  3,947
                                                              ========      ========

SUPPLEMENTAL DISCLOSURES Cash paid during the year for:

    Interest ............................................     $  2,623      $  1,829

    Income taxes ........................................     $    300      $    149

  Non-cash transactions:

    Transfers from loans receivable to
      real estate owned held-for-sale ...................     $      0      $     40

    Transfers from real estate owned held-
      for-sale to loans receivable ......................     $      0      $      0


                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three months ended September 30, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

         The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three months ended September 30, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)      Benefit Plans

         The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion, subsequently adjusted to reflect the 2-for-1 stock split in the form of 100% stock dividend completed on November 22, 1996. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At September 30, 1997, the remaining balance of the ESOP loan was $469,200 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

         The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. As of September 30, 1997, all options awarded December 28, 1993 have vested. The number of shares and the exercise price were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, options to purchase 47,300 shares of common stock were granted to directors, certain officers, and certain employees of the Company and the Bank at an exercise price of $13.44 per share. The maximum option term cannot exceed ten years.

(3)      Earnings Per Share

         Earnings per share of common stock have been determined by dividing net income for the three month period ended September 30, 1997 by the weighted average number of shares of common stock and common stock equivalents outstanding for the period. Effective July 1, 1994 the Company adopted Statement of Position ("SOP") 93-6, which requires recognition of expense based upon ESOP shares committed to be released and the exclusion of unallocated ESOP shares from earnings per share computations. Under SOP 93-6, the number of shares considered outstanding for earnings per share purposes in periods prior to July 1, 1994, that are no longer considered outstanding at September 30, 1997, totalled 84,638 shares. The granted stock options are regarded as common stock equivalents and are therefore considered in both primary and fully diluted earnings per share calculations. All shares reflect the 2-for-1 stock split, effective in the form of a 100% stock dividend completed November 22, 1996.

(4)      Stock Repurchase Program

         As of September 30, 1997 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs.

(5)      Commitments and Contingencies

         Commitments to originate mortgage loans of $1.5 million (of which $669,000 were adjustable-rate commitments) at September 30, 1997 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of September 30, 1997, the Company did not have any commitments to purchase mortgage-backed securities.

         The Company also offers home equity lines of credit to its customers. At September 30, 1997 the outstanding lines of credit available totalled $4.7 million.

(6)      Subsequent Events

         The Company declared a cash dividend of 6.0 cents per share for the quarter ended September 30, 1997. The cash dividend is payable to stockholders of record as of November 3, 1997, and will be paid on November 13, 1997.

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

Liquidity and Capital Resources

Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At September 30, 1997, cash, cash due from banks and interest-earning deposits, totalled $7.1 million.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 5%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 6.36% at September 30, 1997. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

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

The primary investment activity of the Company is the origination of mortgage loans. During the three months ended September 30, 1997 and 1996, the Company originated mortgage loans in the aggregate amount of $11.1 million and $13.3 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase loans for investment and purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At September 30, 1997 the Company had outstanding loan commitments to originate $6.2 million of loans, including $4.7 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At September 30, 1997, certificates of deposits scheduled to mature in one year or less, totalled $90.1 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At September 30, 1997 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 8.21%, 8.21%, and 17.03%, respectively. These regulatory capital ratio requirements at September 30, 1997 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets remained stable, decreasing only $259,000, or 0.1%, to $242.2 million at September 30, 1997 from $242.5 million at June 30, 1997. Securities held-to-maturity, consisting primarily of callable agency securities, decreased $4.0 million or 44.4% to $5.0 million from $9.0 million at June 30, 1997 due to securities being called prior to maturity. Loans receivable increased $3.0 million, or 1.6%, to $193.2 million at September 30, 1997 from $190.2 million at June 30, 1997.

Total liabilities decreased $1.1 million, or 0.5%, to $220.1 million at September 30, 1997 from $221.2 million at June 30, 1997. Deposits remained stable, decreasing only $44,000, or less than 0.1%, to $171.0 million at September 30, 1997. Borrowed funds decreased $1.5 million, or 3.2%, during the same period to $45.0 million from $46.5 million.

Stockholder's equity increased $808,000, or 3.8%, to $22.1 million at September 30, 1997 from $21.3 million at June 30, 1997. The increase was primarily a result of net income of $602,000 for the three months ended September 30, 1997 and an increase in unrealized gains in securities available-for-sale of $180,000 for the same period.

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

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's"), adjustable rate mortgage-backed securities and consumer loans to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 58% of the Bank's mortgage loan and mortgage-backed security portfolio as of September 30, 1997, consisted of ARMs and adjustable rate mortgage backed securities, and approximately 8.1% of the Bank's total loan portfolio consisted of consumer loans.

Results of Operations
General

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company's net income increased $727,000 to $602,000 for the three months ended September 30, 1997 compared to net income of ($125,000) for the same period in 1996. The increase in net income for the three month period was due to increases in net interest income and noninterest income and due to the payment of the one-time SAIF special assessment of $592,000, after tax, made on September 30, 1996.

Interest Income

Interest income increased $378,000, or 8.8%, to $4.7 million for the three months ended September 30, 1997 from $4.3 million for the same period in 1996. The increase in interest income was due primarily to an increase in volume of loans. Interest income on loans receivable increased $505,000, or 14.6%, for the three months ended September 30, 1997. Interest from securities held-to-maturity and securities available-for-sale decreased $150,000, or 18.7%, for the three months ended September 30, 1997. The decrease was primarily due to a $9.7 million decrease in the Company's balance of securities to $34.6 million at September 30, 1997 from $44.3 million at September 30, 1996.

Interest Expense

Interest expense increased $156,000, or 6.2%, to $2.7 million for the three months ended September 30, 1997 from $2.5 million for the same period in 1996. The increase was due primarily to an increase in the level of deposits from the previous period. Deposits increased $16.6 million, or 10.8%, to $171.0 million at September 30, 1997 from $154.4 million at September 30, 1996.

Net Interest Income

Net interest income increased $221,000, or 12.4%, to $2.0 million for the three months ended September 30, 1997 compared to the same period in 1996, due primarily to an increase in loans and an increase in the Bank's net interest margin. Net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) increased to 3.41% for the three months ended September 30, 1997 from 3.27% for the same period in 1996.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 for the three months ended September 30, 1997 and 1996. At September 30, 1997 the Company's allowance for loan losses totaled $750,000, or .39% of the total loan portfolio and 82.2% of total non-performing assets.

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

Noninterest Income

Noninterest income, consisting primarily of bank service charges and fees and loan servicing income increased by $205,000, or 86.4%, to $441,000 during the three months ended September 30, 1997. The increase was primarily attributed to checking account fee income, which increased $116,000 to $240,000 for the quarter ended September 30, 1997 from the same period in 1996. Management intends to continue marketing of this program. In addition, other noninterest income increased $94,000 from the same period in 1996, primarily due to a gain on sale of equity securities of $52,000.

Noninterest Expense

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and service bureau charges. Noninterest expense totalled $1.4 million for the three months ended September 30, 1997 compared to $2.2 million for the same period in 1996, a decrease of $769,000 or 35.2%. The decrease was primarily attributed to the September 30, 1996 non-recurring SAIF assessment of $959,000, offset by increases in compensation and benefits. Compensation and benefits increased $148,000, or 26.1%, for the three months ended September 30, 1997. This was primarily a result of the addition of 7 full time equivalent employees, which were added due to extended hours of operation and increased activity from the Company's new checking account program.

Income Tax

The provision for income taxes increased $1.2 million for the three months ended September 30, 1997 over the same period in 1996 due to higher pre-tax income relating primarily to the one-time SAIF assessment in three months ended September 30, 1996.

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




                                         CAPITAL SAVINGS BANCORP, INC.
                                                  (Registrant)




Date: November 14, 1997                   /s/ Larry Schepers
      -----------------                   -------------------
                                          Larry Schepers
                                          President and Chief Executive Officer
                                          (Duly Authorized Officer)




Date: November 14, 1997                   /s/ Arthur Wankum
      -----------------                   ------------------
                                          Arthur Wankum
                                          Executive Vice President and Chief
                                          Financial Officer
                                          (Principal Financial Officer)