Form 10QSB
period 1997-12-31
CAPITAL SAVINGS BANCORP INC
filed 1998-02-06
CIK 912610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities and
      Exchange Act of 1934



For the Quarterly Period Ended December 31, 1997     Commission File No. 0-22656


                          CAPITAL SAVINGS BANCORP, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Delaware                                    43-1656529
--------------------------------------------------------------------------------
     (State of Incorporation)                      (I.R.S. Employer
                                                   Identification No.)



                425 Madison
         Jefferson City, Missouri                          65101
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,891,200 at January 26, 1998.

Transitional Small Business Disclosure Format (check one): Yes [   ]   No  [ X ]

                          CAPITAL SAVINGS BANCORP, INC.
                                   FORM 10-QSB


                                      Index


Part I.   Financial Information


Item 1    Financial Statements


          Consolidated Statements of Financial Condition as of December 31, 1997 (unaudited) and June 30, 1997

          Consolidated Statements of Operations for the Three and Six Months ended December 31, 1997 and 1996(unaudited)

          Consolidated Statements of Cash Flows for the Six Months ended December 31, 1997 and 1996 (unaudited)

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

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                                 December 31,         June 30,
                                                                     1997               1997
                                                                  (unaudited)
                                                               -------------      -------------
                               ASSETS
Cash and due from depository institutions (including .....     $   5,538,951      $   7,953,414
  interest-earning deposits totaling $2,273,000  at
  December 31, 1997 and $4,468,000 at June 30, 1997)
Securities available-for-sale ............................        28,329,849         28,154,190
Securities held-to-maturity (approximate fair values of
  $5,020,000 at December 31, 1997 and $9,004,000
  at June 30, 1997) ......................................         4,995,136          8,984,323
Stock in Federal Home Loan Bank ..........................         3,025,000          3,025,000
Loans receivable, net ....................................       196,288,824        190,202,685
Accrued interest receivable ..............................         1,405,928          1,465,221
Real estate owned held-for-sale, net .....................            51,813             68,898
Premises and equipment, net ..............................         2,171,460          2,231,146
Other assets .............................................           401,058            433,019
                                                               -------------      -------------

     Total assets ........................................     $ 242,208,019      $ 242,517,896
                                                               =============      =============

                LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits .................................................     $ 170,244,053      $ 171,038,959
Borrowed funds ...........................................        46,000,000         46,500,000
Advances from borrowers for taxes and insurance ..........           429,266          1,335,474
Accrued expenses and other liabilities ...................         1,305,561          1,352,868
Income tax payable .......................................         1,382,539            950,407
                                                               -------------      -------------
     Total liabilities ...................................       219,361,419        221,177,708
                                                               -------------      -------------

Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued .................              --                 --
Common stock, $.01 par value:
  Authorized, 5,200,000 shares; Issued, 2,149,597 ........            21,496             21,496
Additional paid-in capital ...............................        12,070,487         11,910,849
Retained earnings, restricted ............................        15,135,786         14,122,506
                                                               -------------      -------------
                                                                  27,227,769         26,054,851

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
(continued)
                                                                 December 31,         June 30,
                                                                     1997               1997
                                                                  (unaudited)
                                                               -------------      -------------


Treasury Stock, at cost - 258,389 shares at
     December 31, 1997 and 257,789 shares at June 30, 1997        (4,279,473)        (4,271,136)
Deferred compensation-Recognition and
     Retention Plan (RRP) ................................          (110,315)          (171,176)
Deferred compensation - Employee Stock
    Ownership Plan (ESOP) ................................          (402,274)          (461,805)
  Unrealized gain (loss) on securities available-for-sale,
    net of deferred taxes ................................           410,893            189,454
                                                               -------------      -------------

      Total stockholders' equity .........................        22,846,600         21,340,188
                                                               -------------      -------------

      Total liabilities and stockholders' equity .........     $ 242,208,019      $ 242,517,896
                                                               =============      =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)


                                              Three Months    Three Months     Six Months         Six Months
                                                 Ended           Ended            Ended             Ended
                                              December 31,    December 31,     December 31,     December 31,
                                                 1997            1996             1997              1996
                                             -----------      -----------      -----------      -----------
INTEREST INCOME:
  Loans receivable .....................     $ 3,619,652      $ 3,346,794      $ 7,219,092      $ 6,516,444
  Consumer and other loans .............         393,659          314,996          768,178          614,665
  Investment securities held-to-maturity
    and securities available-for-sale ..         253,400          306,275          524,229          629,158
  Mortgage-backed securities ...........         357,478          456,374          737,837          934,198
  Other interest-earning assets ........          36,713           20,852           78,210           39,774
                                             -----------      -----------      -----------      -----------
    Total Interest Income ..............       4,660,902        4,445,291        9,327,546        8,734,239
                                             -----------      -----------      -----------      -----------

INTEREST EXPENSE:
  Deposits .............................       2,026,585        1,832,877        4,062,254        3,663,890
  Borrowed funds .......................         644,037          766,973        1,272,601        1,443,915
                                             -----------      -----------      -----------      -----------

    Total Interest expense .............       2,670,622        2,599,850        5,334,855        5,107,805
                                             -----------      -----------      -----------      -----------

    Net Interest Income ................       1,990,280        1,845,441        3,992,691        3,626,434

Provision for loan losses ..............          30,000           30,000           60,000           60,000
                                             -----------      -----------      -----------      -----------

    Net interest income after
    provision for loan losses ..........       1,960,280        1,815,441        3,932,691        3,566,434
                                             -----------      -----------      -----------      -----------

NONINTEREST INCOME:
  Bank service charges and fees ........         272,354          160,504          512,603          284,719
  Loan servicing fees ..................          45,778           49,446           91,219           99,484
  Other ................................         178,187           67,260          333,503          128,666
  Income (loss) from real estate
    owned held-for-sale ................          (1,470)          (3,258)          (1,032)          (2,095)
                                             -----------      -----------      -----------      -----------

    Total noninterest income ...........         494,849          273,952          936,293          510,774
                                             -----------      -----------      -----------      -----------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited) (continued)


                                              Three Months    Three Months      Six Months       Six Months
                                                 Ended           Ended            Ended             Ended
                                              December 31,    December 31,     December 31,     December 31,
                                                 1997            1996             1997              1996
                                             -----------      -----------      -----------      -----------
NONINTEREST EXPENSE:
  Compensation and benefits ............         731,213          576,322        1,444,043        1,141,585
  Occupancy and equipment ..............         167,953          128,795          341,194          280,346
  Federal insurance premiums ...........          27,339           88,409           54,219        1,134,304
  Other expense ........................         487,640          421,689          991,186          844,844
                                             -----------      -----------      -----------      -----------

    Total noninterest expense ..........       1,414,145        1,215,215        2,830,642        3,401,079
                                             -----------      -----------      -----------      -----------
    Income before provision for
      income taxes .....................       1,040,984          874,178        2,038,342          676,129

Provision for income taxes .............         413,613          337,627          808,561          264,356
                                             -----------      -----------      -----------      -----------

          Net Income ...................     $   627,371      $   536,551      $ 1,229,781      $   411,773
                                             ===========      ===========      ===========      ===========

          Net Income per share .........     $      0.35      $      0.30      $      0.68      $      0.23
                                             ===========      ===========      ===========      ===========

          Net Income per share(diluted).     $      0.32      $      0.29      $      0.64      $      0.22
                                             ===========      ===========      ===========      ===========

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)(Dollars in Thousands)
                                                              Six Months   Six Months
                                                                Ended        Ended
                                                             December 31,  December 31,
                                                                1997          1996
                                                              --------      --------

OPERATING ACTIVITIES
Net Income ..............................................     $    627      $    412

Adjustments to reconcile net income to net cash
 provided  by  operating activities:
  Amortization of deferred loan origination fees ........          (32)           (9)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale .............           29            38
  Depreciation ..........................................          198           149
  Provision for loan losses .............................           60            60
  Loss(gain) on sale of real estate
    owned held for sale .................................            0             0
  Loss(gain) on sale of securities ......................         (144)            0
  Compensation Expense-RRP ..............................           53            16
  Compensation Expense-ESOP .............................          219           139
  Origination of loans receivable
    originated for sale to FHLMC ........................       (2,526)            0
  Proceeds from loans receivable
    originated for sale to FHLMC ........................        2,526             0
Adjustments for (increases) decreases in operating assets
  and increases (decreases) in operating liabilities:
  Accrued interest and other assets .....................           91           125
  Accrued expenses and other liabilities ................          (47)           16
  Income taxes payable ..................................          432           133
                                                              --------      --------
    Net cash provided by operating activities ...........     $  1,486      $  1,079
                                                              --------      --------
INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net ......................     ($ 5,844)     ($18,480)
Principal payments on mortgage-backed securities ........        2,916         3,246
Purchases of:
     Securities available-for-sale ......................       (3,285)       (1,831)
     Securities held-to-maturity ........................            0        (2,000)
Proceeds from maturities of:
     Securities available-for-sale ......................            0         1,000
     Securities held-to-maturity ........................        4,000         4,000
Sales of securities available-for-sale ..................          664           585
Purchase of Federal Home Loan Bank stock ................            0          (925)
Proceeds from sale of real estate owned held-for-sale ...           17             0
Purchase of premises and equipment ......................           60          (171)
                                                              --------      --------

Net cash provided (used) by investing activities ........     ($ 1,472)     ($14,576)
                                                              --------      --------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                             Six Months    Six Months
                                                                Ended         Ended
                                                             December 31,  December 31,
                                                                1997          1996
                                                              --------      --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits .....................     ($   795)     $  8,942
Net increase (decrease) in borrowed funds ...............         (500)       10,000
Net increase (decrease) in advances from borrowers
  for taxes and insurance ...............................         (906)         (825)
Acquisition of treasury stock ...........................            0          (941)
Dividends ...............................................         (227)         (198)
                                                              --------      --------

     Net cash provided (used) by financing activities ...     ($ 2,428)     $ 16,978
                                                              --------      --------


     Net increase (decrease) in cash and cash equivalents       (2,414)        3,481

Cash and cash equivalents at beginning of the period ....        7,953         2,973
                                                              --------      --------

Cash and cash equivalents at end of the period ..........     $  5,539      $  6,454
                                                              ========      ========



SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:

    Interest ............................................     $  5,237      $  4,404

    Income taxes ........................................     $    865      $    149

  Non-cash transactions:

    Transfers from loans receivable to
      real estate owned held-for-sale ...................     $     48      $     40

    Transfers from real estate owned held-
      for-sale to loans receivable ......................     $     26      $      0

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and six months ended December 31, 1997 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

         The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three and six months ended December 31, 1997. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)      Benefit Plans

         The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion, subsequently adjusted to reflect the 2-for-1 stock split in the form of 100% stock dividend completed on November 22, 1996. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At December 31, 1997, the remaining balance of the ESOP loan was $440,000 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

         The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. As of December 31, 1997, all options awarded December 28, 1993 have vested. The number of shares and the exercise price were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, options to purchase 47,300 shares of common stock were granted to directors, certain officers, and certain employees of the Company and the Bank at an exercise price of $13.44 per share. The maximum option term cannot exceed ten years.

(3)      Earnings Per Share

         In February 1997 the Financial Accounting Standards Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128,
         "Earnings  Per  Share."  This  Statement   establishes   standards  for
         computing and presenting earnings per share ("EPS") and applies to entities with publicly held common stock. This statement simplifies the standards for computing EPS previously found in APB Opinion No. 15 "Earnings Per Share," and makes them comparable to international EPS standards. It replaces the presentation of primary EPS with a presentation of basic EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures. The Company adopted SFAS 128 in the quarter ended December 31, 1997. Treasury stock and uncommitted ESOP shares are excluded from weighted average number of common shares outstanding.

(4)      Stock Repurchase Program

         As of December 31, 1997 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs.

(5)      Commitments and Contingencies

         Commitments to originate mortgage loans of $1.5 million (of which $414,000 were adjustable-rate commitments) at December 31, 1997 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of December 31, 1997, the Company did not have any commitments to purchase mortgage-backed securities.

         The Company also offers home equity lines of credit to its customers. At December 31, 1997 the lines of credit totalled $9.4 million, of which $4.1 million was outstanding and $5.3 million was committed but not outstanding.

(6)      Subsequent Events

         The Company declared a cash dividend of 6.0 cents per share for the quarter ended December 31, 1997. The cash dividend is payable to stockholders of record as of January 23, 1998, and will be paid on February 2, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Bank is the Company's only operating subsidiary. Unless the context otherwise requires, all references to the Company includes the Bank and its subsidiary.

On  November  25,  1997,  the  Company  announced  that  it had  entered  into a definitive agreement to be acquired by Union Planters Corporation, a bank holding company based in Memphis, Tennessee. Pursuant to the agreement and subject to approval by Capital Savings' shareholders and certain regulatory authorities, shareholders of Capital Savings will receive approximately .3812 shares of Union Planters stock for each share of Capital Savings stock held in a tax-free exchange which is scheduled to close during the second calendar quarter of 1998.

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

Liquidity and Capital Resources

Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At December 31, 1997, cash, cash due from banks and interest-earning deposits, totalled $5.5 million.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 4%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 5.47% at December 31, 1997. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

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

The primary investment activity of the Company is the origination of mortgage loans. During the six months ended December 31, 1997 and 1996, the Company originated mortgage loans in the aggregate amount of $23.2 million and $22.9 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase loans for investment and purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At December 31, 1997 the Company had outstanding loan commitments to originate $6.7 million of loans, including $5.3 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At December 31, 1997, certificates of deposits scheduled to mature in one year or less, totalled $89.1 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At December 31, 1997 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 8.26%, 8.26%, and 16.86%, respectively. These regulatory capital ratio requirements at December 31, 1997 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets remained stable, decreasing only $310,000, or 0.1%, to $242.2 million at December 31, 1997 from $242.5 million at June 30, 1997. Securities held-to-maturity, consisting primarily of callable agency securities, decreased $4.0 million or 44.4% to $5.0 million from $9.0 million at June 30, 1997 due to securities being called prior to maturity. Loans receivable increased $6.1 million, or 3.2%, to $196.3 million at December 31, 1997 from $190.2 million at June 30, 1997.

Total liabilities decreased $1.8 million, or 0.8%, to $219.4 million at December 31, 1997 from $221.2 million at June 30, 1997. Deposits decreased $795,000, or 0.5%, to $170.2 million at December 31, 1997. Borrowed funds decreased $500,000, or 1.1%, during the same period to $46.0 million from $46.5 million.

Stockholder's equity increased $1.5 million, or 7.1%, to $22.8 million at December 31, 1997 from $21.3 million at June 30, 1997. The increase was primarily a result of net income of $1.2 for the six months ended December 31, 1997 and an increase in unrealized gains in securities available-for-sale of $221,000 for the same period.

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

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's"), adjustable rate mortgage-backed securities and consumer loans to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 67% of the Bank's mortgage loan and mortgage-backed security portfolio as of December 31, 1997, consisted of ARMs and adjustable rate mortgage-backed securities, and approximately 7.7% of the Bank's total loan portfolio consisted of consumer loans.


Results of Operations
General

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company's net income increased $91,000, or 16.9% to $627,000 for the three months ended December 31, 1997 compared to net income of $537,000 for the same period in 1996. Net income for the six months ended December 31, 1997 increased $818,000 from $412,000. The increases in net income for both periods were due to increases in net interest income and noninterest income. The net income for the six month period ended December 31, 1996 was reduced due to the payment of the one-time SAIF special assessment of $592,000, after tax, made on September 30, 1996.

Interest Income

Interest income increased $216,000, or 4.9%, to $4.7 million for the three months and $593,000, or 6.8%, to $9.3 million for the six months ended December 31, 1997 from $4.4 million and $8.7 million for the same periods, respectively, in 1996. The increases in interest income were due primarily to an increase in volume of loans. Interest income on mortgage loans receivable increased $273,000, or 8.2%, and $703,000, or 10.8%, for the three and six months ended December 31, 1997, respectively. Interest from mortgage-backed securities decreased $99,000, or 21.7%, for the three months and 196,000 or 21.0% for the six months ended December 31, 1997. The decrease was primarily due to a $5.6 million decrease in the Company's balance of mortgage-backed securities to $20.6 million at December 31, 1997 from $26.2 million at December 31, 1996.

Interest Expense

Interest expense increased $71,000 and $227,000, respectively, over the same periods of the prior year. The 2.7% and 4.5% respective increases were primarily the result of an increase in the level of deposits from the previous periods. Deposits increased $8.9 million, or 5.6%, to $170.2 million at December 31, 1997 from $161.3 million at December 31, 1996.

Net Interest Income

Net interest income, after provision for loan losses, for the three and six months ended December 31, 1997 increased $145,000 and $360,000, respectively, over the same periods of the prior year. This represents an increase of 8.0% and 10.3%, respectively, and is primarily attributed to an increase in loans and an increase in the Bank's net interest margin. Net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) increased to 3.39% for the three months and 3.40% for the six months ended December 31, 1997 from 3.26% and 3.28%, respectively, for the same periods in 1996.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 for the three months and $60,000 for the six months ended December 31, 1997 and 1996. At December 31, 1997 the Company's allowance for loan losses totaled $779,000, or .40% of the total loan portfolio and 78.9% of total non-performing assets.

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

Noninterest Income

Noninterest income, consisting primarily of bank service charges and fees and loan servicing income increased by $221,000, or 80.6%, to $495,000 for the three months ended December 31, 1997. Noninterest income increased $426,000, or 83.3% to $936,000 for the six months ended December 31, 1997. These increases were primarily attributed to checking account fee income, which increased $112,000, or 70.0%, for the three months and $228,000, or 80.0% for the six months ended December 31, 1997 compared to the same respective periods in the prior year. In addition, other noninterest income increased $111,000 and $205,000 for the three and six months ended December 31, 1997 from the same periods in 1996. These increases were primarily due to gains on sale of equity securities of $92,000 and $144,000 for the three and six month periods respectively.

Noninterest Expense

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and data processing service bureau charges. Noninterest expense for the three months ended December 31, 1997 increased $199,000, or 16.4% and decreased $570,000, or 16.8%, for the six months ended December 31, 1997 compared to the same periods, respectively, in 1996. However, exclusive of the one-time SAIF assessment, non-interest expense for the six months would have increased by $389,000, or 15.9%. The increases were primarily attributed to increases in the costs of personnel, occupancy, and technology enhancements and the costs associated with the aggressive marketing of the checking account program.

Income Tax

The provision for income taxes increased $76,000 and $544,000 for the three and six month periods ended December 31, 1997, respectively, over the same periods in 1996 due to higher pre-tax income. The increase in provision for income taxes in the six months ended December 31, 1997 related primarily to the one-time SAIF assessment in the six months ended December 31, 1996.

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
                          Part II -- Other Information


Item 1 Legal Proceedings
         Not applicable.

Item 2 Changes in Securities
         Not applicable.

Item 3 Defaults upon Senior Securities
         Not applicable.

Item 4   Submission of Matters to a Vote of Security Holders

         (a) On October 30, 1997, Capital Savings Bancorp, Inc. held its Fourth Annual Meeting of Stockholders.

         (b) At the meeting, Larry V. Schepers and Joseph E. Forck were elected for terms to expire in 2000.

                  Directors  Ralph J.  Kalberloh,  Wayne R.  Walquist.  Frank A.
                  Sloan and Arthur F. Wankum are continuing their respective term of office as directors of the Corporation.

         (c)      Stockholders voted on the following matters:

                  (i) The election of the following directors of the Corporation;

                           VOTES:                  FOR              WITHHELD

                           Larry V. Schepers       1,613,473         34,010
                           Joseph E. Forck         1,613,473         34,010

                  (ii) The ratification of the appointment of Williams-Keepers as independent auditors of the Corporation for the fiscal year ending June 30, 1998.

                           VOTES:      FOR           AGAINST          ABSTAIN

                                      1,608,873       37,300           1,310

Item 5   Other Information
         None.

Item 6   Exhibits and Reports on Form 8-K
         (a)  Exhibits
                  Exhibit 11 - Statement re:  computation of per share earnings

                  Exhibit 27 - Financial Data Schedule*

         (b) On December 3, 1997 a report was filed on Form 8-K of a press release dated November 25, 1997 describing an Agreement and Plan of Reorganization with Union Planters Corporation.

         *Submitted only with filing in electronic format.

                 CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARIES
                                   Signatures


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                           CAPITAL SAVINGS BANCORP, INC.
                                           -------------------------------------
                                           (Registrant)




Date: February 6, 1998                     /s/Larry Schepers
                                           ------------------------------------
                                           Larry Schepers
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)




Date: February 6, 1998                     /s/Arthur Wankum
                                           ------------------------------------
                                           Arthur Wankum
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)