Form 10QSB/A
period 1997-12-31
CAPITAL SAVINGS BANCORP INC
filed 1998-02-11
CIK 912610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                  FORM 10-QSB/A
                                 Amendment No. 1

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
                                             ===========      ===========      ===========      ===========

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)(Dollars in Thousands)

                                                              Six Months   Six Months
                                                                Ended        Ended
                                                             December 31,  December 31,
                                                                1997          1996
                                                              --------      --------

OPERATING ACTIVITIES
Net Income ..............................................     $  1,230      $    412

Adjustments to reconcile net income to net cash
 provided  by  operating activities:
  Amortization of deferred loan origination fees ........          (32)           (9)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale .............           29            38
  Depreciation ..........................................          198           149
  Provision for loan losses .............................           60            60
  Loss(gain) on sale of real estate
    owned held for sale .................................            0             0
  Loss(gain) on sale of securities ......................         (144)            0
  Compensation Expense-RRP ..............................           53            16
  Compensation Expense-ESOP .............................          219           139
  Origination of loans receivable
    originated for sale to FHLMC ........................       (2,526)            0
  Proceeds from loans receivable
    originated for sale to FHLMC ........................        2,526             0
Adjustments for (increases) decreases in operating assets
  and increases (decreases) in operating liabilities:
  Accrued interest and other assets .....................           91           125
  Accrued expenses and other liabilities ................          (47)           16
  Income taxes payable ..................................          432           133
                                                              --------      --------
    Net cash provided by operating activities ...........     $  2,089      $  1,079
                                                              --------      --------
INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net ......................     ($ 6,447)     ($18,480)
Principal payments on mortgage-backed securities ........        2,916         3,246
Purchases of:
     Securities available-for-sale ......................       (3,285)       (1,831)
     Securities held-to-maturity ........................            0        (2,000)
Proceeds from maturities of:
     Securities available-for-sale ......................            0         1,000
     Securities held-to-maturity ........................        4,000         4,000
Sales of securities available-for-sale ..................          664           585
Purchase of Federal Home Loan Bank stock ................            0          (925)
Proceeds from sale of real estate owned held-for-sale ...           17             0
Purchase of premises and equipment ......................           60          (171)
                                                              --------      --------

Net cash provided (used) by investing activities ........     ($ 2,075)     ($14,576)
                                                              --------      --------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                             Six Months    Six Months
                                                                Ended         Ended
                                                             December 31,  December 31,
                                                                1997          1996
                                                              --------      --------
FINANCING ACTIVITIES
Net increase (decrease) in deposits .....................     ($   795)     $  8,942
Net increase (decrease) in borrowed funds ...............         (500)       10,000
Net increase (decrease) in advances from borrowers
  for taxes and insurance ...............................         (906)         (825)
Acquisition of treasury stock ...........................            0          (941)
Dividends ...............................................         (227)         (198)
                                                              --------      --------

     Net cash provided (used) by financing activities ...     ($ 2,428)     $ 16,978
                                                              --------      --------


     Net increase (decrease) in cash and cash equivalents       (2,414)        3,481

Cash and cash equivalents at beginning of the period ....        7,953         2,973
                                                              --------      --------

Cash and cash equivalents at end of the period ..........     $  5,539      $  6,454
                                                              ========      ========



SUPPLEMENTAL DISCLOSURES
  Cash paid during the year for:

    Interest ............................................     $  5,237      $  4,404

    Income taxes ........................................     $    865      $    149

  Non-cash transactions:

    Transfers from loans receivable to
      real estate owned held-for-sale ...................     $     48      $     40

    Transfers from real estate owned held-
      for-sale to loans receivable ......................     $     26      $      0

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