Form 10QSB
period 1998-03-31
CAPITAL SAVINGS BANCORP INC
filed 1998-05-14
CIK 912610

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549




                                   FORM 10-QSB

[ X ] Quarterly Report Under Section 13 or 15(d) of the Securities and
      Exchange Act of 1934



For the Quarterly Period Ended March 31, 1998        Commission File No. 0-22656


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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, was 1,891,400 at May 4, 1998.

Transitional Small Business Disclosure Format (check one):  Yes [  ]   No  [ X ]

                          CAPITAL SAVINGS BANCORP, INC.
                                   FORM 10-QSB



                                      Index


Part I.    Financial Information


Item 1            Financial Statements  Page


                  Consolidated Statements of Financial Condition as of March 31, 1998 (unaudited) and June 30, 1997

                  Consolidated Statements of Operations for the Three and Nine Months ended March 31, 1998 and 1997(unaudited)

                  Consolidated Statements of Cash Flows for the Nine Months ended March 31, 1998 and 1997 (unaudited)

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

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Financial Condition
                                                                              March 31,           June 30,
                                                                                1998                1997
                                                                             (unaudited)
                             ASSETS
Cash and due from depository institutions (including ..................     $   9,461,110      $   7,953,414
  interest-earning deposits totaling $6,390,000 at
  March 31, 1998 and $4,468,000 at June 30, 1997)
Securities available-for-sale .........................................        24,944,660         28,154,190
Securities held-to-maturity (approximate fair values of
  $3,009,000 at March 31, 1998 and $9,004,000
  at June 30, 1997) ...................................................         2,997,448          8,984,323
Stock in Federal Home Loan Bank .......................................         3,025,000          3,025,000
Loans receivable, net .................................................       187,214,480        190,202,685
Accrued interest receivable ...........................................         1,492,094          1,465,221
Real estate owned held-for-sale, net ..................................           122,948             68,898
Premises and equipment, net ...........................................         2,109,651          2,231,146
Other assets ..........................................................           482,751            433,019
                                                                            -------------      -------------
     Total assets .....................................................     $ 231,850,142      $ 242,517,896
                                                                            =============      =============
               LIABILITIES AND STOCKHOLDERS' EQUITY

Deposits ..............................................................     $ 170,997,600      $ 171,038,959
Borrowed funds ........................................................        34,000,000         46,500,000
Advances from borrowers for taxes and insurance .......................           813,012          1,335,474
Accrued expenses and other liabilities ................................         1,216,994          1,352,868
Income tax payable ....................................................         1,329,492            950,407
                                                                            -------------      -------------
     Total liabilities ................................................       208,357,098        221,177,708
                                                                            =============      =============
Serial preferred stock, $.01 par value;
  authorized 800,000 shares; none issued ..............................              --                 --
Common stock, $.01 par value:
  Authorized, 5,200,000 shares; Issued, 2,149,597 .....................            21,496             21,496
Additional paid-in capital ............................................        12,174,273         11,910,849
Retained earnings, restricted .........................................        15,845,868         14,122,506

Treasury Stock, at cost - 258,189 shares at
     March 31, 1998 and 257,789 shares at June 30, 1997 ...............        (4,276,694)        (4,271,136)
Deferred compensation-Recognition and
     Retention Plan (RRP) .............................................           (97,547)          (171,176)
Deferred compensation - Employee Stock
    Ownership Plan (ESOP) .............................................          (373,260)          (461,805)
  Unrealized gain (loss) on securities available-for-sale,
    net of deferred taxes .............................................           198,908            189,454
                                                                            -------------      -------------
      Total stockholders' equity ......................................        23,493,044         21,340,188
                                                                            -------------      -------------

      Total liabilities and stockholders' equity ......................     $ 231,850,142      $ 242,517,896
                                                                            =============      =============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)
                                               Three Months     Three Months     Nine Months       Nine Months
                                                 Ended              Ended          Ended              Ended
                                                March 31,         March 31,       March 31,          March 31,
                                                  1998              1997            1998              1997
                                             ------------      ------------     ------------      ------------
INTEREST INCOME:
  Loans receivable .....................     $  3,585,192      $  3,416,230     $ 10,804,284      $  9,932,674
  Consumer and other loans .............          400,122           316,161        1,168,300           930,826
  Investment securities held-to-maturity
    and securities available-for-sale ..          248,118           223,037          772,347           852,195
  Mortgage-backed securities ...........          328,135           439,133        1,065,972         1,373,331
  Other interest-earning assets ........           44,905            38,651          123,115            78,425
                                             ------------      ------------     ------------      ------------

    Total Interest Income ..............        4,606,472         4,433,212       13,934,018        13,167,451
                                             ------------      ------------     ------------      ------------
INTEREST EXPENSE:
  Deposits .............................        1,948,764         1,915,399        6,011,018         5,579,289
  Borrowed funds .......................          609,268           662,529        1,881,869         2,106,444
                                             ------------      ------------     ------------      ------------

    Total Interest expense .............        2,558,032         2,577,928        7,892,887         7,685,733
                                             ------------      ------------     ------------      ------------

    Net Interest Income ................        2,048,440         1,855,284        6,041,131         5,481,718

Provision for loan losses ..............           30,000            30,000           90,000            90,000
    Net interest income after
    provision for loan losses ..........        2,018,440         1,825,284        5,951,131         5,391,718
                                             ------------      ------------     ------------      ------------

NONINTEREST INCOME:
  Bank service charges and fees ........          233,814           163,464          746,417           448,183
  Loan servicing fees ..................           46,734            48,189          137,953           147,673
  Other ................................          471,169           131,956          804,672           260,622
  Income (loss) from real estate
    owned held-for-sale ................             (483)           11,665           (1,515)            9,570
                                             ------------      ------------     ------------      ------------

    Total noninterest income ...........          751,234           355,274        1,687,527           866,048
                                             ------------      ------------     ------------      ------------

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
Consolidated Statements of Operations
(Unaudited)(continued)
                                               Three Months     Three Months     Nine Months       Nine Months
                                                 Ended              Ended          Ended              Ended
                                                March 31,         March 31,       March 31,          March 31,
                                                  1998              1997            1998              1997
                                             ------------      ------------     ------------      ------------
NONINTEREST EXPENSE:
  Compensation and benefits ............          724,910           648,467        2,168,953         1,790,052
  Occupancy and equipment ..............          170,748           171,166          511,942           451,512
  Federal insurance premiums ...........           27,204             5,820           81,423         1,140,124
  Other expense ........................          523,901           439,120        1,515,087         1,283,964
                                             ------------      ------------     ------------      ------------

    Total noninterest expense ..........        1,446,763         1,264,573        4,277,405         4,665,652
                                             ------------      ------------     ------------      ------------
    Income before provision for
      income taxes .....................        1,322,911           915,985        3,361,253         1,592,114

Provision for income taxes .............          504,081           363,237        1,312,642           627,593
                                             ------------      ------------     ------------      ------------

          Net Income ...................     $    818,830      $    552,748     $  2,048,611      $    964,521
                                             ============      ============     ============      ============
          Net Income per share .........     $       0.45      $       0.31     $       1.13      $       0.54
                                             ============      ============     ============      ============
          Net Income per share(diluted)      $       0.42      $       0.29     $       1.06      $       0.51
                                             ============      ============     ============      ============

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)   (Dollars in Thousands)
                                                            Nine Months    Nine Months
                                                               Ended          Ended
                                                             March 31,       March 31,
                                                               1998           1997
OPERATING ACTIVITIES
Net Income ..............................................     $  2,049      $    965

Adjustments to reconcile net income to net cash
    provided by operating activities:
  Amortization of deferred loan origination fees ........          (54)          (35)
  Amortization of premiums and accretion
    of discounts on mortgage-backed, investment
    securities and securities held for sale .............           46            49
  Depreciation ..........................................          262           255
  Provision for loan losses .............................           90            90
  Loss(gain) on sale of real estate
    owned held for sale .................................            0             0
  Loss(gain) on sale of securities ......................         (558)          (60)
  Compensation Expense-RRP ..............................           66            44
  Compensation Expense-ESOP .............................          365           224
  Origination of loans receivable
    originated for sale to FHLMC ........................      (14,939)            0
  Proceeds from loans receivable
    originated for sale to FHLMC ........................       14,939             0
Adjustments for (increases) decreases in operating assets
  and increases (decreases) in operating liabilities:
  Accrued interest and other assets .....................          (77)           90
  Accrued expenses and other liabilities ................         (136)          (70)
  Income taxes payable ..................................          379           442
                                                              --------      --------

    Net cash provided by operating activities ...........     $  2,432      $  1,994
                                                              --------      --------
INVESTING ACTIVITIES
(Loan origination) and principal
  payment on loans receivable, net ......................     $  2,682      ($21,274)
Principal payments on mortgage-backed securities ........        4,253         4,487
Purchases of:
     Securities available-for-sale ......................       (3,422)       (2,122)
     Securities held-to-maturity ........................            0        (2,000)
Proceeds from maturities of:
     Securities available-for-sale ......................          500         1,000
     Securities held-to-maturity ........................        6,000         4,000
Sales of securities available-for-sale ..................        2,328           785
Purchase of Federal Home Loan Bank stock ................            0          (925)
Proceeds from sale of real estate owned held-for-sale ...           17             0
Adjustments for (increases) decreases in
              premises and equipment ....................          121           (63)
                                                              --------      --------

Net cash provided (used) by investing activities ........     $ 12,479      ($16,112)
                                                              --------      --------

See accompanying Notes to Consolidated Financial Statements (unaudited)

CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
CONSOLIDATED STATEMENTS OF CASH FLOWS, Continued
(Unaudited)
                                                             Nine Months    Nine Months
                                                               Ended          Ended
                                                             March 31,      March 31,
                                                               1998           1997
FINANCING ACTIVITIES
Net increase (decrease) in deposits .....................     ($    41)     $ 16,896
Net increase (decrease) in borrowed funds ...............      (12,500)        3,000
Net increase (decrease) in advances from borrowers
  for taxes and insurance ...............................         (522)         (433)
Acquisition of treasury stock ...........................            0          (941)
Dividends ...............................................         (340)         (312)

     Net cash provided (used) by financing activities ...     ($13,403)     $ 18,210


     Net increase (decrease) in cash and cash equivalents        1,508         4,092

Cash and cash equivalents at beginning of the period ....        7,953         2,973


Cash and cash equivalents at end of the period ..........     $  9,461      $  7,065


SUPPLEMENTAL DISCLOSURES Cash paid during the year for:

    Interest ............................................     $  8,018      $  7,093

    Income taxes ........................................     $    940      $    269

  Non-cash transactions:

    Transfers from loans receivable to
      real estate owned held-for-sale ...................     $    115      $     40

    Transfers from real estate owned held-
      for-sale to loans receivable ......................     $     26      $      0

See accompanying Notes to Consolidated Financial Statements (unaudited)

                  CAPITAL SAVINGS BANCORP, INC. AND SUBSIDIARY
             Notes to Consolidated Financial Statements (Unaudited)

(1)      Basis of Presentation

         The accompanying unaudited consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP") for interim financial information and with the instructions to Form 10-QSB and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of only normal recurring accruals) necessary for a fair presentation have been included. The results of operations and other data for the three and nine months ended March 31, 1998 are not necessarily indicative of results that may be expected for the entire fiscal year ending June 30, 1998.

         The unaudited consolidated financial statements include the amounts of Capital Savings Bancorp, Inc. (the "Company") and its wholly-owned subsidiary, Capital Savings Bank, FSB (the "Bank") and the Bank's wholly-owned subsidiary, Capital Savings Financial Services, Inc. ("CSFS") for the three and nine months ended March 31, 1998. Material intercompany accounts and transactions have been eliminated in consolidation.

(2)      Benefit Plans

         The Bank established for eligible employees an Employee Stock Ownership Plan ("ESOP") in connection with its conversion from mutual to stock form (the "Conversion"). The ESOP borrowed $938,400 from the Company and purchased 93,840 common shares issued in the Conversion, subsequently adjusted to reflect the 2-for-1 stock split in the form of 100% stock dividend completed on November 22, 1996. The Bank is expected to make scheduled discretionary cash contributions to the ESOP sufficient to service the amount borrowed. At March 31, 1998, the remaining balance of the ESOP loan was $411,000 ($938,400 in proceeds from stock issued by the Company less the principal payments made by the Bank) and is reflected in the accompanying consolidated financial statements as a charge to unearned compensation and a credit to common stock and paid-in capital. The unamortized balance of unearned compensation is shown as a deduction to stockholders' equity. The unpaid balance of the ESOP loan is eliminated in consolidation.

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

         The Company has also adopted a stock option plan for the benefit of directors, officers, and other key employees of the Company and the Bank. The number of shares of common stock reserved for issuance under the stock option plan is 117,300. On December 28, 1993, options to purchase 87,388 shares of common stock were granted to directors and certain officers of the Company and the Bank at an exercise price of $10.00 per share. As of March 31, 1998, all options awarded December 28, 1993 have vested. The number of shares and the exercise price were adjusted for the November 22, 1996 stock dividend. On December 19, 1996, options to purchase 47,300 shares of common stock were granted to directors, certain officers, and certain employees of the Company and the Bank at an exercise price of $13.44 per share.
         The maximum option term cannot exceed ten years.

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

(4)      Stock Repurchase Program

         As of March 31, 1998 the Company had repurchased a total of 273,589 shares of its common stock. The repurchased shares have become treasury shares available for general corporate purposes, including the funding of stock options and RRPs.

(5)      Commitments and Contingencies

         Commitments to originate mortgage loans of $1.9 million (of which $650,000 were adjustable-rate commitments) at March 31, 1998 represent amounts which the Company plans to fund within the normal commitment period of sixty to ninety days. As of March 31, 1998, the Company did not have any commitments to purchase mortgage-backed securities.

         The Company also offers home equity lines of credit to its customers. At March 31, 1998 the lines of credit totalled $9.8 million, of which $4.2 million was outstanding and $5.6 million was committed but not outstanding.

(6)      Subsequent Events

         The Company declared a cash dividend of 6.0 cents per share for the quarter ended March 31, 1998. The cash dividend is payable to stockholders of record as of May 8, 1998, and will be paid on May 18, 1998.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The Bank is the Company's only operating subsidiary. Unless the context otherwise requires, all references to the Company includes the Bank and its subsidiary.

On  November  25,  1997,  the  Company  announced  that  it had  entered  into a definitive agreement to be acquired by Union Planters Corporation, a bank holding company based in Memphis, Tennessee. Pursuant to the agreement and subject to approval by Capital Savings' shareholders and certain regulatory authorities, shareholders of Capital Savings will receive approximately .3812 shares of Union Planters stock for each share of Capital Savings stock held in a tax-free exchange which is scheduled to close during the early part of the third calendar quarter of 1998.

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

Liquidity and Capital Resources

Liquidity is a measurement of the Company's ability to raise cash when needed without an adverse impact on current or future earnings. The Company's most liquid assets are cash, cash due from banks, interest-earning deposits and U.S. Treasury Securities with maturities of two years and less. The levels of these assets are dependent on the Company's investing, operating, and deposit activities during any given period. At March 31, 1998, cash, cash due from banks and interest-earning deposits, totalled $5.5 million.

The Bank is required to maintain minimum levels of liquid assets as defined by OTS regulations. Liquid assets consist of cash, cash due from banks, interest-earning deposits and short- and intermediate-term U.S. Government securities. This requirement, which periodically varies depending upon economic conditions and deposit flows, is based upon a percentage of deposits and short term borrowing. The current required liquidity ratio is 4%. The Bank has historically maintained a level of liquid assets in excess of this regulatory requirement. The Bank's liquidity ratio was 5.81% at March 31, 1998. Liquidity management for the Bank is both a daily and long term function of the Bank's management strategy. In the event that the Bank requires funds beyond its ability to generate them internally, additional sources of funds are available through the use of FHLB advances and reverse repurchase agreements.

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

The primary investment activity of the Company is the origination of mortgage loans. During the nine months ended March 31, 1998 and 1997, the Company originated mortgage loans in the aggregate amount of $39.0 million and $30.0 million, respectively. A more limited investment activity of the Company is the investment of funds in U.S. Treasury securities, certificates of deposit with other financial institutions, mortgage-backed securities and FHLB overnight funds. During periods when the Company's loan demand is limited, the Company may purchase loans for investment and purchase short-term investment securities to obtain a higher yield than available in interest-earning deposits.

At March 31, 1998 the Company had outstanding loan commitments to originate $7.5 million of loans, including $5.6 million of undisbursed home equity lines of credit. The Company believes that it will have sufficient funds available to meet all of these commitments. At March 31, 1998, certificates of deposits scheduled to mature in one year or less, totalled $85.7 million. Management believes based on its experience to date, that a significant portion of these funds will remain with the Company.

At March 31, 1998 the Bank exceeded each of the three regulatory capital ratio requirements. The Bank's tangible, core and risk-based capital ratios were 8.76%, 8.76%, and 17.81%, respectively. These regulatory capital ratio requirements at March 31, 1998 were 1.5%, 3.0%, and 8.0%, respectively.

Changes in Financial Condition

Total assets decreased $10.7 million, or 4.4%, to $231.8 million at March 31, 1998 from $242.5 million at June 30, 1997. Securities held-to-maturity, consisting primarily of callable agency securities, decreased $6.0 million or 66.6% to $3.0 million from $9.0 million at June 30, 1997 due to securities being called prior to maturity. Securities available-for-sale decreased $3.2 million, or 11.4%, to $24.9 million. Loans receivable decreased $3.0 million, or 1.6%, to $187.2 million at March 31, 1998 from $190.2 million at June 30, 1997.

Total liabilities decreased $12.8 million, or 5.8%, to $208.4 million at March 31, 1998 from $221.2 million at June 30, 1997. Borrowed funds decreased $12.5 million, or 26.9%, during the same period to $34.0 million from $46.5 million. Deposits remained stable at $171.0 million at March 31, 1998.

Stockholder's equity increased $2.2 million, or 10.1%, to $23.5 million at March 31, 1998 from $21.3 million at June 30, 1997. The increase was primarily a result of net income of $2.0 for the nine months ended March 31, 1998.

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

The Board of Directors of the Bank has appointed an Asset/Liability Committee. It is the responsibility of this committee to manage the interest rate sensitivity of the Bank's balance sheet in order to minimize large fluctuations in the net income of the Bank. The Bank utilizes adjustable rate mortgages ("ARM's"), adjustable rate mortgage-backed securities and consumer loans to provide repricing opportunities more closely matched within the time frames in which its deposits are repriced. The committee is charged with the responsibility to manage interest rate risk while remaining sensitive to the Board's policy that credit risk not be substituted for interest rate risk. As a result of these efforts, approximately 65% of the Bank's mortgage loan and mortgage-backed security portfolio as of March 31, 1998, consisted of ARMs and adjustable rate mortgage-backed securities, and approximately 9.1% of the Bank's total loan portfolio consisted of consumer loans.

Results of Operations
General

The Company's results of operations depend primarily on the level of its net interest income and noninterest income and the level of its operating expenses. Net interest income depends upon the volume of interest-earning assets and interest-bearing liabilities, and the interest rates earned or paid on them, respectively.

The Company's net income increased $266,000, or 48.1% to $819,000 for the three months ended March 31, 1998 compared to net income of $553,000 for the same period in 1997. Net income for the nine months ended March 31, 1998 increased $1.1 million from $965,000. The increases in net income for both periods were due to increases in net interest income and noninterest income. The net income for the nine month period ended March 31, 1997 was reduced due to the payment of the one-time SAIF special assessment of $592,000, after tax, made on September 30, 1996.

Interest Income

Interest income increased $173,000, or 3.9%, to $4.6 million for the three months and $767,000, or 5.8%, to $13.9 million for the nine months ended March 31, 1998 from $4.4 million and $13.2 million for the same periods, respectively, in 1997. The increases in interest income were due primarily to an increase in volume of loans. Interest income on mortgage loans receivable increased $169,000, or 5.0%, and $872,000, or 8.8%, for the three and nine months ended March 31, 1998, respectively. Interest from mortgage-backed securities decreased $111,000, or 25.3%, for the three months and 307,000 or 22.4% for the nine months ended March 31, 1998. The decrease was primarily due to a $5.7 million decrease in the Company's balance of mortgage-backed securities to $19.2 million at March 31, 1998 from $24.9 million at March 31, 1997.

Interest Expense

Interest expense decreased $20,000, or 0.8%, for the three months ended March 31, 1998, due primarily to the reduction of the balance of borrowed funds for the period. Interest expense for the nine months ended March 31, 1998 increased $207,000 over the same period of the prior year. The 2.7% increase for the nine month period was primarily the result of an increase in the level of deposits from the previous period. Average deposits for the nine months ended March 31, 1998 was $170.8 million compared with $159.3 million for the same period ended March 31, 1997.

Net Interest Income

Net interest income, after provision for loan losses, for the three and nine months ended March 31, 1998 increased $193,000 and $559,000, respectively, over the same periods of the prior year. This represents increases of 10.6% and 10.4%, respectively, and is primarily attributed to an increase in loans and an increase in the Bank's net interest margin. Net interest margin (interest income less interest expense, expressed as a percentage of average interest-earning assets) increased to 3.57% for the three months and 3.47% for the nine months ended March 31, 1998 from 3.23% and 3.27%, respectively, for the same periods in 1997.

Provision for Loan Losses

The provision for loan losses is a result of management's periodic analysis of the adequacy of the allowance for loan losses. The provision for loan losses was $30,000 for the three months and $90,000 for the nine months ended March 31, 1998 and 1997. At March 31, 1998 the Company's allowance for loan losses totaled $811,000, or .43% of the total loan portfolio and 106.6% of total non-performing loans.

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

Noninterest Income

Noninterest income, consisting primarily of gains on sale of equity securities, bank service charges and fees and loan servicing income increased by $396,000, or 111.5%, to $751,000 for the three months ended March 31, 1998. Noninterest income increased $821,000, or 94.9% to $1.7 million for the nine months ended March 31, 1998. These increases were primarily attributed to gains on sale of equity securities of $414,000 and $558,000 for the three and nine month periods, respectively. In addition, checking account fee income increased $70,000, or 43.0%, for the three months and $298,000, or 66.5%, for the nine months ended March 31, 1998 compared to the same respective periods in the prior year.

Noninterest Expense

Noninterest expense consists primarily of compensation and benefits, occupancy and equipment, federal insurance premiums, and data processing service bureau charges. Noninterest expense for the three months ended March 31, 1998 increased $182,000, or 14.4% and decreased $388,000, or 8.3%, for the nine months ended March 31, 1998 compared to the same periods, respectively, in 1997. However, exclusive of the one-time SAIF assessment, non-interest expense for the nine months would have increased by $571,000, or 15.4%. The increases were primarily attributed to increases in the costs of personnel, occupancy, and technology enhancements and the costs associated with the aggressive marketing of the checking account program.

The Bank has reviewed computer applications with its outside data processor and other vendors to ensure operational and financial systems are not adversely affected by Year 2000 software failures. All major customer applications are processed by the Bank's data processor. The processor and other vendors have begun to modify existing programs to make them Year 2000 compliant. Management of the Bank does not anticipate any additional expense related to this issue at this time. Any Year 2000 compliance failures could result in additional expense to the Bank.

Income Tax

The provision for income taxes increased $141,000 and $685,000 for the three and nine month periods ended March 31, 1998, respectively, over the same periods in 1997 due to higher pre-tax income. The increase in provision for income taxes in the nine months ended March 31, 1998 related primarily to the one-time SAIF assessment in the nine months ended March 31, 1997.

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




                                           CAPITAL SAVINGS BANCORP, INC.
                                                    (Registrant)




Date: May 11, 1998                         /s/ Larry Schepers
                                           -------------------
                                           Larry Schepers
                                           President and Chief Executive Officer
                                           (Duly Authorized Officer)




Date: May 11, 1998                         /s/ Arthur Wankum
                                           ------------------
                                           Arthur Wankum
                                           Executive Vice President and
                                           Chief Financial Officer
                                           (Principal Financial Officer)